Form 10-Q
period 2024-03-30
MOOG INC.
filed 2024-04-26
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024

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

The number of shares outstanding of each class of common stock as of April 19, 2024 was:
Class A common stock, 28,759,355 shares
Class B common stock, 3,209,711 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales	$930,303	$836,792	$1,787,153	$1,596,895
Cost of sales	663,350	615,477	1,287,001	1,171,894
Inventory write-down	175	—	175	—
Gross profit	266,778	221,315	499,977	425,001
Research and development	28,382	26,743	58,961	50,605
Selling, general and administrative	124,961	116,695	243,686	229,860
Interest	18,003	14,963	34,697	28,095
Asset impairment	6,750	1,219	6,750	1,219
Restructuring	6,750	2,017	8,639	3,095
Gain on sale of buildings	—	(527)	—	(10,030)
Other	3,183	3,901	5,884	5,552
Earnings before income taxes	78,749	56,304	141,360	116,605
Income taxes	18,746	13,291	33,545	27,576
Net earnings	$60,003	$43,013	$107,815	$89,029

Net earnings per share
Basic	$1.88	$1.35	$3.38	$2.80
Diluted	$1.86	$1.34	$3.34	$2.79

Weighted average common shares outstanding
Basic	31,967,828	31,848,140	31,934,965	31,797,071
Diluted	32,335,418	32,043,910	32,295,762	31,959,315
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net earnings	$60,003	$43,013	$107,815	$89,029
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(13,726)	11,544	17,287	62,279
Retirement liability adjustment	2,173	2,032	3,851	3,231
Change in accumulated loss on derivatives	200	1,080	518	2,999
Other comprehensive income (loss), net of tax	(11,353)	14,656	21,656	68,509
Comprehensive income	$48,650	$57,669	$129,471	$157,538
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	March 30, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$59,066	$68,959
Restricted cash	665	185
Receivables, net	419,399	434,723
Unbilled receivables	794,167	706,601
Inventories, net	810,483	724,002
Prepaid expenses and other current assets	73,165	50,862
Total current assets	2,156,945	1,985,332
Property, plant and equipment, net	869,303	814,696
Operating lease right-of-use assets	57,074	56,067
Goodwill	828,469	821,301
Intangible assets, net	68,876	71,637
Deferred income taxes	9,063	8,749
Other assets	49,390	50,254
Total assets	$4,039,120	$3,808,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$267,731	$264,573
Accrued compensation	73,961	111,154
Contract advances and progress billings	404,876	377,977
Accrued liabilities and other	257,960	211,769
Total current liabilities	1,004,528	965,473
Long-term debt, excluding current installments	948,615	863,092
Long-term pension and retirement obligations	160,265	157,455
Deferred income taxes	22,765	37,626
Other long-term liabilities	149,688	148,303
Total liabilities	2,285,861	2,171,949
Shareholders’ equity
Common stock - Class A	43,826	43,822
Common stock - Class B	7,454	7,458
Additional paid-in capital	702,272	608,270
Retained earnings	2,587,222	2,496,979
Treasury shares	(1,071,558)	(1,057,938)
Stock Employee Compensation Trust	(153,295)	(114,769)
Supplemental Retirement Plan Trust	(129,709)	(93,126)
Accumulated other comprehensive loss	(232,953)	(254,609)
Total shareholders’ equity	1,753,259	1,636,087
Total liabilities and shareholders’ equity	$4,039,120	$3,808,036
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	673,261	550,511	608,270	516,123
Issuance of treasury shares	4,126	2,087	6,286	4,315
Equity-based compensation expense	2,182	2,128	5,636	4,571
Adjustment to market - SECT and SERP	22,703	21,780	82,080	51,497
End of period	702,272	576,506	702,272	576,506
RETAINED EARNINGS
Beginning of period	2,536,172	2,397,814	2,496,979	2,360,055
Net earnings	60,003	43,013	107,815	89,029
Dividends (1)	(8,953)	(8,602)	(17,572)	(16,859)
End of period	2,587,222	2,432,225	2,587,222	2,432,225
TREASURY SHARES AT COST
Beginning of period	(1,065,654)	(1,055,735)	(1,057,938)	(1,047,012)
Class A and B shares issued related to compensation	5,623	7,283	6,618	9,007
Class A and B shares purchased	(11,527)	(7,735)	(20,238)	(18,182)
End of period	(1,071,558)	(1,056,187)	(1,071,558)	(1,056,187)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(146,373)	(89,689)	(114,769)	(73,602)
Issuance of shares	10,787	7,234	15,788	9,795
Purchase of shares	(4,846)	(5,468)	(8,817)	(7,221)
Adjustment to market	(12,863)	(11,957)	(45,497)	(28,852)
End of period	(153,295)	(99,880)	(153,295)	(99,880)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(119,869)	(71,811)	(93,126)	(58,989)
Adjustment to market	(9,840)	(9,823)	(36,583)	(22,645)
End of period	(129,709)	(81,634)	(129,709)	(81,634)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(221,600)	(257,189)	(254,609)	(311,042)
Other comprehensive income (loss)	(11,353)	14,656	21,656	68,509
End of period	(232,953)	(242,533)	(232,953)	(242,533)
TOTAL SHAREHOLDERS’ EQUITY	$1,753,259	$1,579,777	$1,753,259	$1,579,777
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.28 and $0.55 per share for the three and six months ended March 30, 2024 and $0.27 and $0.53 per share for three and six months ended April 1, 2023.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Six Months Ended
(share data)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
COMMON STOCK - CLASS A
Beginning of period	43,825,917	43,806,835	43,822,344	43,806,835
Conversion of Class B to Class A	433	—	4,006	—
End of period	43,826,350	43,806,835	43,826,350	43,806,835
COMMON STOCK - CLASS B
Beginning of period	7,453,796	7,472,878	7,457,369	7,472,878
Conversion of Class B to Class A	(433)	—	(4,006)	—
End of period	7,453,363	7,472,878	7,453,363	7,472,878
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,647,019)	(14,666,508)	(14,657,897)	(14,614,444)
Class A shares issued related to compensation	1,974	6,069	20,385	41,619
Class A shares purchased	(802)	(2,677)	(8,335)	(90,291)
End of period	(14,645,847)	(14,663,116)	(14,645,847)	(14,663,116)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,891,694)	(2,991,901)	(2,896,845)	(3,020,291)
Class B shares issued related to compensation	104,202	129,791	168,465	202,531
Class B shares purchased	(78,309)	(84,728)	(137,421)	(129,078)
End of period	(2,865,801)	(2,946,838)	(2,865,801)	(2,946,838)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(584,600)	(602,600)	(592,128)	(611,942)
Issuance of shares	74,137	82,356	111,445	112,425
Purchase of shares	(33,612)	(57,083)	(63,392)	(77,810)
End of period	(544,075)	(577,327)	(544,075)	(577,327)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	March 30, 2024	April 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$107,815	$89,029
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	42,276	36,810
Amortization	5,296	5,862
Deferred income taxes	(17,805)	(9,970)
Equity-based compensation expense	7,212	5,765
Gain on sale of buildings	—	(10,030)
Asset impairment and inventory write-down	6,925	1,219
Other	2,207	3,292
Changes in assets and liabilities providing (using) cash:
Receivables	17,469	(10,836)
Unbilled receivables	(86,197)	(65,840)
Inventories	(77,396)	(72,346)
Accounts payable	1,847	1,971
Contract advances and progress billings	24,512	17,067
Accrued expenses	903	(33,030)
Accrued income taxes	10,833	11,965
Net pension and post retirement liabilities	5,687	7,119
Other assets and liabilities	(35,195)	(11,063)
Net cash provided (used) by operating activities	16,389	(33,016)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,911)	—
Purchase of property, plant and equipment	(77,530)	(89,743)
Net proceeds from businesses sold	—	959
Net proceeds from buildings sold	—	18,825
Other investing transactions	(515)	(4,241)
Net cash used by investing activities	(83,956)	(74,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	509,500	503,232
Payments on revolving lines of credit	(425,000)	(381,300)
Payments on long-term debt	—	(188)
Payments on finance lease obligations	(2,741)	(1,899)
Payment of dividends	(17,572)	(16,859)
Proceeds from sale of treasury stock	7,579	9,148
Purchase of outstanding shares for treasury	(20,238)	(20,457)
Proceeds from sale of stock held by SECT	15,788	9,795
Purchase of stock held by SECT	(9,407)	(7,221)
Other financing transactions	—	(2,024)
Net cash provided by financing activities	57,909	92,227
Effect of exchange rate changes on cash	245	5,410
Decrease in cash, cash equivalents and restricted cash	(9,413)	(9,579)
Cash, cash equivalents and restricted cash at beginning of period	69,144	119,233
Cash, cash equivalents and restricted cash at end of period	$59,731	$109,654
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,325	$4,174
Assets acquired through lease financing	18,160	11,007
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Six Months Ended March 30, 2024
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 30, 2024 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2023. All references to years in these financial statements are to fiscal years.
Effective October 1, 2023, we made changes to our segment reporting structure that resulted in four reporting segments. Our former Aircraft Controls segment has been separated into Military Aircraft and Commercial Aircraft. The Goodwill, Restructuring and Segment footnotes have been restated to reflect this change.
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the six months ended March 30, 2024.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and six months ended March 30, 2024 we recognized additional revenue of $2,479 and $2,384 respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and six months ended April 1, 2023 we recognized additional revenue of $2,233 and lower revenue $2,066, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and six months ended March 30, 2024.

As of March 30, 2024, we had contract reserves of $63,315. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	March 30, 2024	September 30, 2023
Unbilled receivables	$794,167	$706,601
Contract advances and progress billings	404,876	377,977
Net contract assets	$389,291	$328,624

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three and six months ended March 30, 2024, we recognized $45,503 and $143,209 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of March 30, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,200,000. We expect to recognize approximately 48% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20 - Segments, for disclosures related to disaggregation of revenue.

Note 3 - Acquisitions and Divestitures
Acquisitions
On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $5,911. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.

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

Note 4 - Receivables
Receivables consist of:

	March 30, 2024	September 30, 2023
Accounts receivable	$393,103	$426,804
Other	29,513	11,929
Less allowance for credit losses	(3,217)	(4,010)
Receivables, net	$419,399	$434,723
During the three months ended March 30, 2024, we recorded an impairment charge of $1,152 associated with the U.S. Army announcement cancelling the next generation Future Attack Reconnaissance Aircraft ("FARA") program.

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

Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to a $125,000 limit. The receivables will be sold to the Purchasers in consideration for the Purchasers making payments of cash, which is referred to as "capital" for purposes of the RPA, to the Receivables Subsidiary in accordance with the terms of the RPA. The Receivables Subsidiary may sell receivables to the Purchasers so long as certain conditions are satisfied, including that, at any date of determination, the aggregate capital paid to the Receivables Subsidiary does not exceed a "capital coverage amount," equal to an adjusted net receivables pool balance minus a required reserve. Each Purchaser's share of capital accrues yield at a variable rate plus an applicable margin.

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

The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $174,779 and $323,606 for the three and six months ended March 30, 2024, respectively. Total cash collections under the RPA were $174,779 and $298,606 for the three and six months ended March 30, 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of March 30, 2024, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $649,274 at March 30, 2024.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	March 30, 2024	September 30, 2023
Raw materials and purchased parts	$290,748	$270,305
Work in progress	424,215	368,277
Finished goods	95,520	85,420
Inventories, net	$810,483	$724,002
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of March 30, 2024 and September 30, 2023.
During the three months ended March 30, 2024, we recorded $175 of write-downs due to the U.S. Army announcement cancelling the FARA program.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	March 30, 2024	September 30, 2023
Land	$31,826	$31,417
Buildings and improvements	675,578	646,079
Machinery and equipment	864,832	827,257
Computer equipment and software	229,027	228,284
Property, plant and equipment, at cost	1,801,263	1,733,037
Less accumulated depreciation and amortization	(931,960)	(918,341)
Property, plant and equipment, net	$869,303	$814,696
During the three months ended March 30, 2024, we recorded $304 of impairment charges on equipment no longer in use.
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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating lease cost	$8,245	$7,560	$15,215	$14,955

Finance lease cost:
Amortization of right-of-use assets	$2,072	$1,146	$3,898	$2,118
Interest on lease liabilities	1,335	427	2,567	791
Total finance lease cost	$3,407	$1,573	$6,465	$2,909
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$15,600	$15,094
Operating cash flow for finance leases	2,567	791
Financing cash flow for finance leases	2,741	1,899
Assets obtained in exchange for lease obligations:
Operating leases	$6,543	$1,393
Finance leases	11,617	9,614

Supplemental balance sheet information related to leases was as follows:

	March 30, 2024	September 30, 2023
Operating Leases:
Operating lease right-of-use assets	$57,074	$56,067

Accrued liabilities and other	$11,395	$11,283
Other long-term liabilities	56,807	56,398
Total operating lease liabilities	$68,202	$67,681

Finance Leases:
Property, plant, and equipment, at cost	$98,707	$85,324
Accumulated depreciation	(15,224)	(10,913)
Property, plant, and equipment, net	$83,483	$74,411

Accrued liabilities and other	$7,139	$5,621
Other long-term liabilities	79,963	71,225
Total finance lease liabilities	$87,102	$76,846

Weighted average remaining lease term in years:
Operating leases	6.5	6.9
Finance leases	21.3	23.1

Weighted average discount rates:
Operating leases	5.2%	5.0%
Finance leases	6.5%	6.5%
Maturities of lease liabilities were as follows:

	March 30, 2024
	Operating Leases	Finance Leases
2024	$7,545	$5,984
2025	13,858	11,790
2026	13,185	11,512
2027	11,904	10,761
2028	9,827	9,762
Thereafter	24,152	140,790
Total lease payments	80,471	190,599
Less: imputed interest	(12,269)	(103,497)
Total	$68,202	$87,102

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

The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 30, 2023	$259,475	$111,276	$92,612	$357,938	$821,301
Acquisition	—	2,739	—	—	2,739
Foreign currency translation	28	1,725	—	2,676	4,429
Balance at March 30, 2024	$259,503	$115,740	$92,612	$360,614	$828,469
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at March 30, 2024. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at March 30, 2024.

The components of intangible assets are as follows:

		March 30, 2024		September 30, 2023
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$132,602	$(95,198)	$133,269	$(93,648)
Technology-related	9	71,559	(58,499)	69,242	(56,106)
Program-related	23	38,333	(23,039)	37,465	(21,672)
Marketing-related	8	22,516	(19,587)	21,890	(18,995)
Other	10	1,801	(1,612)	1,773	(1,581)
Intangible assets	12	$266,811	$(197,935)	$263,639	$(192,002)
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

During the three months ended March 30, 2024, we initiated restructuring actions in conjunction with exiting a product line within our Military Aircraft segment, which included the write off of intangible assets. We have recorded this charge based on the expected cash flows over the remaining life of the assets and is included in Restructuring in the Consolidated Condensed Statement of Earnings. See Note 14 – Restructuring, for additional disclosures.

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Acquired intangible asset amortization	$2,563	$2,865	$5,288	$5,852
Based on acquired intangible assets recorded at March 30, 2024, amortization is estimated to be approximately:

	2024	2025	2026	2027	2028
Estimated future amortization of acquired intangible assets	$10,300	$9,600	$9,500	$8,300	$7,500

Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations, are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Condensed Balance Sheets and consist of:

	March 30, 2024	September 30, 2023
Moog Aircraft Service Asia	$1,615	$1,302
NOVI LLC	—	325
Suffolk Technologies Fund 1, L.P.	1,603	1,180
Net investment balance	$3,218	$2,807
We recorded the following gains and losses from equity method investments and joint ventures which are included in Other in the Consolidated Condensed Statements of Earnings:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net gain (loss)
Equity method investments and joint ventures	Other	$338	$176	$271	$(28)
Moog Aircraft Services Asia ("MASA") is a joint venture included in our Commercial Aircraft segment in which we currently hold a 51% ownership share. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems.

During the three months ended March 30, 2024 we continued to divest our interest in NOVI LLC, which is included in our Space and Defense segment. Our ownership is now below the threshold for equity accounting and as such is now recorded at fair value.

Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6,078.

Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of March 30, 2024.

Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. As of March 30, 2024, we had investments of $4,580, which are included as Other assets in the Consolidated Condensed Balance Sheets. During the three months ended March 30, 2024, we recorded an impairment for the devaluation of an investment of $5,294, which is included as Asset impairment in the Consolidated Condensed Statement of Earnings.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	March 30, 2024	September 30, 2023
U.S. revolving credit facility	$450,000	$334,500
SECT revolving credit facility	2,000	33,000
Senior notes 4.25%	500,000	500,000
Senior debt	952,000	867,500
Less deferred debt issuance cost	(3,385)	(4,408)
Long-term debt	$948,615	$863,092
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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	March 30, 2024	September 30, 2023
Employee benefits	$50,388	$47,653
Contract reserves	63,315	45,257
Warranty accrual	23,616	22,939
Accrued income taxes	36,796	29,631
Other	83,845	66,289
Other accrued liabilities	$257,960	$211,769
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Warranty accrual at beginning of period	$24,096	$22,429	$22,939	$23,072
Warranties issued during current period	1,971	2,994	5,290	4,952
Adjustments to pre-existing warranties	(155)	(229)	(681)	(443)
Reductions for settling warranties	(2,148)	(3,179)	(4,024)	(5,984)
Foreign currency translation	(148)	47	92	465
Warranty accrual at end of period	$23,616	$22,062	$23,616	$22,062
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. As of March 30, 2024, we had no outstanding foreign currency contracts.

We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of March 30, 2024, we had no outstanding net investment hedges.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At March 30, 2024, we had no outstanding interest rate swaps.

Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2024 or 2023.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $130,012 at March 30, 2024. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net gain (loss)
Foreign currency contracts	Other	$(2,919)	$(890)	$1,533	$3,105
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	March 30, 2024	September 30, 2023
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$295
Foreign currency contracts	Accrued liabilities and other	$—	$581
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$93
Foreign currency contracts	Accrued liabilities and other	$445	$324

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	March 30, 2024	September 30, 2023
Foreign currency contracts	Other current assets	$41	$388
	Total assets	$41	$388
Foreign currency contracts	Accrued liabilities and other	$445	$905
Acquisition contingent consideration	Accrued liabilities and other	3,256	—
Acquisition contingent consideration	Other long-term liabilities	—	3,089
	Total liabilities	$3,701	$3,994
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance at beginning of period	$3,172	$3,365	$3,089	$3,272
Acquisition adjustment	—	(491)	—	(491)
Increase in discounted future cash flows recorded as interest expense	84	80	167	173
Balance at end of period	$3,256	$2,954	$3,256	$2,954
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 30, 2024, the fair value of long-term debt was $915,743 compared to its carrying value of $952,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Certain property, plant and equipment and other assets have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above.

Note 14 - Restructuring
In 2024, we initiated restructuring actions in relation to portfolio shaping activities in our Military Aircraft and Industrial segments. These actions have and will result in workforce reductions, principally in the U.S. The 2024 restructuring charges include $2,293 for severance, $733 of non-cash charges related to intangibles written off and $2,390 of other costs. These actions contain certain elements that will continue through 2025 and are expected to result in additional costs of up to $2,000.
In 2023, we initiated restructuring actions in relation to portfolio shaping activities which contains certain elements, primarily retention agreements, that will continue through 2027 and are expected to result in additional costs of up to approximately $9,000.

Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Industrial	Total
Balance at October 1, 2023	$1,622	$347	$8,208	$10,177
Charged to expense - 2024 plan	—	3,123	2,293	5,416
Charged to expense - 2023 plan	—	—	3,283	3,283
Adjustments to provision	(178)	—	(60)	(238)
Non-cash charges - 2024 plan	—	(733)	—	(733)
Cash payments - 2024 plan	—	(1,219)	(176)	(1,395)
Cash payments - 2023 plan	(1,444)	(198)	(3,231)	(4,873)
Cash payments - 2022 plan	—	—	(241)	(241)
Cash payments - 2020 plan	—	—	(24)	(24)
Cash payments - 2018 plan	—	—	(251)	(251)
Foreign currency translation	—	—	127	127
Balance at March 30, 2024	$—	$1,320	$9,928	$11,248
As of March 30, 2024, the restructuring accrual consists of $3,288 for the 2024 plan, $4,417 for the 2023 plan, $388 for the 2022 plan, $2,141 for the 2020 plan and $1,014 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.

Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
U.S. defined contribution plans	$13,310	$12,003	$25,362	$22,188
Non-U.S. defined contribution plans	2,653	2,047	4,951	4,112
Total expense for defined contribution plans	$15,963	$14,050	$30,313	$26,300
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
U.S. Plans
Service cost	$2,693	$3,228	$5,387	$6,456
Interest cost	6,973	7,028	13,946	14,056
Expected return on plan assets	(6,816)	(7,147)	(13,633)	(14,294)
Amortization of actuarial loss	3,072	3,362	6,144	6,724
Expense for U.S. defined benefit plans	$5,922	$6,471	$11,844	$12,942
Non-U.S. Plans
Service cost	$653	$666	$1,303	$1,308
Interest cost	1,432	1,354	2,850	2,657
Expected return on plan assets	(1,107)	(1,057)	(2,203)	(2,074)
Amortization of prior service cost	14	14	28	27
Amortization of actuarial loss	52	99	104	195
Expense for non-U.S. defined benefit plans	$1,044	$1,076	$2,082	$2,113

Note 16 - Income Taxes
The effective tax rate for the three and six months ended March 30, 2024 was 23.8% and 23.7%, respectively. The effective tax rate for the three and six months ended April 1, 2023 was 23.6%. The effective tax rate for the three and six months ended March 30, 2024 and April 1, 2023 was higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S.
Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended March 30, 2024 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2023	$(140,486)	$(113,605)	$(518)	$(254,609)
OCI before reclassifications	17,298	(238)	69	17,129
Amounts reclassified from AOCIL	(11)	4,089	449	4,527
OCI, net of tax	17,287	3,851	518	21,656
AOCIL at March 30, 2024	$(123,199)	$(109,754)	$—	$(232,953)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Retirement liability:
Prior service cost		$14	$14	$28	$27
Actuarial losses		2,660	2,882	5,318	5,759
Reclassification from AOCIL into earnings		2,674	2,896	5,346	5,786
Tax effect		(629)	(679)	(1,257)	(1,357)
Net reclassification from AOCIL into earnings		$2,045	$2,217	$4,089	$4,429
Derivatives:
Foreign currency contracts	Sales	$—	$211	$—	$517
Foreign currency contracts	Cost of sales	293	701	588	1,673
Reclassification from AOCIL into earnings		293	912	588	2,190
Tax effect		(69)	(206)	(139)	(493)
Net reclassification from AOCIL into earnings		$224	$706	$449	$1,697
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Foreign currency contracts	$(32)	$489	$90	$1,687
Net gain (loss)	(32)	489	90	1,687
Tax effect	8	(115)	(21)	(385)
Net deferral in AOCIL of derivatives	$(24)	$374	$69	$1,302

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Basic weighted-average shares outstanding	31,967,828	31,848,140	31,934,965	31,797,071
Dilutive effect of equity-based awards	367,590	195,770	360,797	162,244
Diluted weighted-average shares outstanding	32,335,418	32,043,910	32,295,762	31,959,315

Anti-dilutive shares from equity-based awards	4,640	3,425	4,640	12,576
Note 20 - Segments
Disaggregation of net sales by segment for the three and six months ended March 30, 2024 and April 1, 2023 are as follows:

	Three Months Ended		Six Months Ended
Market Type	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
Space	$113,697	$111,873	$213,307	$207,758
Defense	153,090	133,980	283,608	255,880
Space and Defense	266,787	245,853	496,915	463,638
Original Equipment Manufacturers	153,611	138,701	294,982	271,469
Aftermarket	48,889	44,052	93,762	89,084
Military Aircraft	202,500	182,753	388,744	360,553
Original Equipment Manufacturers	140,281	110,986	269,983	191,661
Aftermarket	67,313	53,265	131,833	105,049
Commercial Aircraft	207,594	164,251	401,816	296,710
Energy	34,504	28,980	67,274	60,550
Industrial Automation	115,959	125,538	232,374	236,656
Simulation and Test	38,053	24,765	75,558	53,090
Medical	64,906	64,652	124,472	125,698
Industrial	253,422	243,935	499,678	475,994
Net sales	$930,303	$836,792	$1,787,153	$1,596,895

	Three Months Ended		Six Months Ended
Customer Type	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
Commercial	$45,033	$29,216	$79,337	$53,789
U.S. Government (including OEM)	198,223	202,579	374,625	382,017
Other	23,531	14,058	42,953	27,832
Space and Defense	266,787	245,853	496,915	463,638
U.S. Government (including OEM)	140,446	134,062	275,611	263,844
Other	62,054	48,691	113,133	96,709
Military Aircraft (1)	202,500	182,753	388,744	360,553
Commercial	200,553	164,251	385,228	293,257
Other	7,041	—	16,588	3,453
Commercial Aircraft (1)	207,594	164,251	401,816	296,710
Commercial	249,808	240,190	492,194	466,029
U.S. Government (including OEM)	2,084	838	4,924	2,118
Other	1,530	2,907	2,560	7,847
Industrial	253,422	243,935	499,678	475,994
Commercial	495,394	433,657	956,759	813,075
U.S. Government (including OEM)	340,753	337,479	655,160	647,979
Other	94,156	65,656	175,234	135,841
Net sales	$930,303	$836,792	$1,787,153	$1,596,895
(1) Prior period amounts have been recast to conform with the current presentation of certain customers between Commercial and Other as a result of the separation of our former Aircraft Controls segment into Military Aircraft and Commercial Aircraft.

	Three Months Ended		Six Months Ended
Revenue Recognition Method	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales:
Over-time	$242,631	$229,073	$452,826	$431,163
Point in time	24,156	16,780	44,089	32,475
Space and Defense	266,787	245,853	496,915	463,638
Over-time	161,959	149,795	313,915	293,085
Point in time	40,541	32,958	74,829	67,468
Military Aircraft	202,500	182,753	388,744	360,553
Over-time	157,107	126,680	300,010	230,246
Point in time	50,487	37,571	101,806	66,464
Commercial Aircraft	207,594	164,251	401,816	296,710
Over-time	34,761	27,862	66,511	60,918
Point in time	218,661	216,073	433,167	415,076
Industrial	253,422	243,935	499,678	475,994
Over-time	596,458	533,410	1,133,262	1,015,412
Point in time	333,845	303,382	653,891	581,483
Net sales	$930,303	$836,792	$1,787,153	$1,596,895

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, headcount or profit. Operating profit by segment for the three and six months ended March 30, 2024 and April 1, 2023 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating profit:
Space and Defense	$42,243	$27,507	$67,540	$47,801
Military Aircraft	16,769	16,181	36,358	31,382
Commercial Aircraft	24,845	15,681	45,471	30,198
Industrial	28,155	24,397	57,179	61,148
Total operating profit	112,012	83,766	206,548	170,529
Deductions from operating profit:
Interest expense	18,003	14,963	34,697	28,095
Equity-based compensation expense	3,047	2,791	7,212	5,765
Non-service pension expense	3,191	3,115	6,378	6,214
Corporate and other expenses, net	9,022	6,593	16,901	13,850
Earnings before income taxes	$78,749	$56,304	$141,360	$116,605
Effective October 1, 2023, we made changes to our segment reporting structure that resulted in four reporting segments. Our former Aircraft Controls segment has been separated into Military Aircraft and Commercial Aircraft. All amounts in the preceding tables have been restated to reflect this change. Segment assets for Military and Commercial Aircraft were approximately $874,000 and $809,000, respectively as of September 30, 2023.

Note 21 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for financing routine purchases and lease transactions, which for the three and six months ended March 30, 2024 totaled $2,822 and $6,529, respectively. Financing and lease transactions for the three and six months ended April 1, 2023 totaled $3,637 and $7,054, respectively. At March 30, 2024, we held outstanding leases with a total remaining obligation of $15,461. At March 30, 2024, outstanding deposits on our behalf for future equipment leases totaled $3,043. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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

We are contingently liable for $15,159 related to standby letters of credit issued by banks to third parties on our behalf at March 30, 2024.
Note 23 - Subsequent Event
On April 25, 2024, we declared a $0.28 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on May 28, 2024 to shareholders of record at the close of business on May 10, 2024.

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

Under ASC 606, 64% of revenue was recognized over time for the quarter ended March 30, 2024, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended March 30, 2024, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

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

Our fundamental long-term strategies that will help us achieve our financial objectives center around pricing and simplification initiatives. Our pricing initiatives focus on receiving recognition for the value we deliver to our customers across all of our markets. Our simplification initiatives include:
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

Acquisitions and Divestitures
Acquisitions
On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $6 million. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment.The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	March 30, 2024	April 1, 2023	$ Variance	% Variance	March 30, 2024	April 1, 2023	$ Variance	% Variance
Net sales	$930	$837	$94	11%	$1,787	$1,597	$190	12%
Gross margin	28.7%	26.4%			28.0%	26.6%
Research and development expenses	$28	$27	$2	6%	$59	$51	$8	17%
Selling, general and administrative expenses as a percentage of sales	13.4%	13.9%			13.6%	14.4%
Interest expense	$18	$15	$3	20%	$35	$28	$7	23%
Asset impairment	$7	$1	$6	n/a	$7	$1	$6	n/a
Restructuring expense	$7	$2	$5	n/a	$9	$3	$6	n/a
Gain on sale of buildings	$—	$(1)	$1	(100%)	$—	(10)	$10	(100%)
Other	$3	$4	$(1)	(18%)	$6	$6	$—	6%
Effective tax rate	23.8%	23.6%			23.7%	23.6%
Net earnings	$60	$43	$17	39%	$108	$89	$19	21%
Diluted earnings per share	$1.86	$1.34	$0.52	39%	$3.34	$2.79	$0.55	20%
Twelve-month backlog					$2,500	$2,300	$200	9%
Net sales increased across all of our segments in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023.

Gross margin increased in the second quarter of 2024 compared to the second quarter of 2023. In the second quarter of 2024, we benefited $14 million from the Employee Retention Credit associated with the CARES Act. Also, improved performance on our space vehicle development programs and the results of our simplification initiatives in Military Aircraft increased gross margin. Gross margin the first half of 2024 increased due to the same factors as the second quarter. These increases were partially offset by the absence of a favorable sales mix last year in Commercial Aircraft.

Research and development expenses in the first half of 2024 increased compared to the same period of 2023. Activity supporting our new growth programs in both Space and Defense and in Industrial increased research and development expense $11 million, and was partially offset by a $3 million reduction in Military Aircraft.

Selling, general and administrative expenses as a percentage of sales decreased in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023, reflecting the higher sales volume.

Interest expense increased in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023 due to higher debt balances, as well as higher rates on those outstanding debt balances.

As we continue to simplify our operations and product portfolios, we incurred charges for impairments and for various restructuring activities in 2024 and 2023. In the second quarter of 2024, we incurred $6 million of impairments in Military Aircraft and $8 million of restructuring and other charges in Industrial and Military Aircraft. The second quarter of 2023 included $3 million of charges for various restructuring activities and impairments across all of our segments. The first half of 2024 included the first quarter's restructuring charges from Industrial. The first half of 2023 included the gain from the sale of three buildings in Industrial, partially offset by restructuring and other charges, primarily in Industrial.

Twelve-month backlog increased in the second quarter of 2024 compared with the second quarter of 2023. Within Commercial Aircraft, we had higher orders in our aftermarket and OEM programs. In Space and Defense, we had higher orders for our new space vehicle programs, as well as across our U.S. and European defense programs. In Military Aircraft, we also had higher orders across various legacy programs as well as for the F-35 program. Partially offsetting these increases was a decline in Industrial's twelve-month backlog due to lower orders across our industrial automation and our medical device programs.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, headcount or profit. Operating profit is reconciled to earnings before income taxes in Note 20 - Segments in the Notes to Consolidated Condensed Financial Statements included in this report.
Space and Defense

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2024	April 1, 2023	$ Variance	% Variance	March 30, 2024	April 1, 2023	$ Variance	% Variance
Net sales	$267	$246	$21	9%	$497	$464	$33	7%
Operating profit	$42	$28	$15	54%	$68	$48	$20	41%
Operating margin	15.8%	11.2%			13.6%	10.3%
Space and Defense net sales increased in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023 driven primarily by higher demand for defense applications.

In the second quarter of 2024, sales increased $19 million in our defense programs and $2 million in our space programs. Within our defense market, the ramp of new defense pursuits serving European needs, as well as emerging U.S. defense priorities, increased sales. We also had higher demand for our defense components products. Within our space market, higher activity for launch vehicles was partially offset by lower activity across our space vehicle programs.

The sales increases in the first half of 2024 compared to the first half of 2023 were largely due to the same factors as the second quarter. The continued strong defense application demand across most of our programs increased sales $28 million in our defense programs and $6 million in our space programs.

Operating margin increased in the second quarter and in the first half of 2024 compared to the same periods of 2023. The increases are associated with improved performance on space vehicle programs and the benefit associated with the Employee Retention Credit. Also, the benefits of our pricing initiatives and the profit associated with the higher sales volume more than offset higher research and development expense associated with activity on new growth programs.

Military Aircraft

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2024	April 1, 2023	$ Variance	% Variance	March 30, 2024	April 1, 2023	$ Variance	% Variance
Net sales	$203	$183	$20	11%	$389	$361	$28	8%
Operating profit	$17	$16	$1	4%	$36	$31	$5	16%
Operating margin	8.3%	8.9%			9.4%	8.7%
Military Aircraft net sales increased in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023.

In the second quarter of 2024 compared to the second quarter of 2023, military OEM sales increased $15 million and military aftermarket sales increased $5 million. The ramp-up of activity continued on the FLRAA program, which increased OEM sales compared to the second quarter of 2023. Also, higher production sales on the F-35 program was mostly offset by lower amounts of funded development program activity. In military aftermarket, sales increased due to the sale of a mature product line as part of our simplification efforts.

The sales increases in the first half of 2024 compared to the first half of 2023 were largely due to the same factors as the second quarter. Sales increased $24 million in military OEM programs and increased $5 million in military aftermarket programs.

Operating margin decreased in the second quarter of 2024 compared to the second quarter of 2023. The current quarter's impairment and restructuring charges more than offset the gain from the sale of a mature product line. Excluding $6 million of impairment charges and $4 million of restructuring charges in the second quarter of 2024, adjusted operating margin was 13.4%. Excluding $1 million of impairment charges in the second quarter of 2023, adjusted operating margin was 9.4%. The resulting growth in adjusted operating margin was due to the product line sale and, to a lesser extent, the Employee Retention Credit.

Operating margin increased in the first half of 2024 compared to the first half of 2023. In addition to the factors in the second quarter, we also benefited from increased activity on the FLRAA program as we achieved full staffing levels, and we benefited from a more favorable sales mix.

Commercial Aircraft

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2024	April 1, 2023	$ Variance	% Variance	March 30, 2024	April 1, 2023	$ Variance	% Variance
Net sales	$208	$164	$43	26%	$402	$297	$105	35%
Operating profit	$25	$16	$9	58%	$45	$30	$15	51%
Operating margin	12.0%	9.5%			11.3%	10.2%
Commercial Aircraft net sales increased in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023 driven by the continued market demand for our widebody and other programs.

In the second quarter of 2024 compared to the second quarter of 2023, commercial OEM sales increased $29 million and commercial aftermarket sales increased $14 million. Most of the growth in both markets is due to the growth on Boeing and Airbus widebody programs. Also, sales increased across our broader OEM and aftermarket commercial book of business, including for business jets.

The sales increases in the first half of 2024 compared to the first half of 2023 were due to the same factors as the second quarter. Sales increased $78 million in commercial OEM programs and increased $27 million in commercial aftermarket programs.

Operating margin increased in the second quarter of 2024 compared to the second quarter of 2023 due to the benefits from our pricing initiatives and due to higher volumes across our entire book of business.

Operating margin increased in the first half of 2024 compared to the first half of 2023 due largely to the same factors as the second quarter. Partially offsetting the operating margin is the absence of favorable retrofit activity from last year.

Industrial

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2024	April 1, 2023	$ Variance	% Variance	March 30, 2024	April 1, 2023	$ Variance	% Variance
Net sales	$253	$244	$9	4%	$500	$476	$24	5%
Operating profit	$28	$24	$4	15%	$57	$61	$(4)	(6%)
Operating margin	11.1%	10.0%			11.4%	12.8%
Industrial net sales increased in the second quarter and in the first half of 2024 compared to the second quarter and the first half of 2023.

In the second quarter of 2024 compared to the second quarter of 2023, sales increased $13 million in our simulation and test market, primarily driven by demand for flight simulation systems supporting increased pilot training demand. Sales also increased $6 million in our energy market due to higher demand for our products and the timing of shipments. Partially offsetting the increase was a $10 million decline in industrial automation sales, reflecting the slowdown in orders we have seen in recent quarters.

The sales increases in the first half of 2024 compared to the first half of 2023 were largely due to the same factors as the second quarter. Sales increased $22 million in our simulation and test market and $7 million in our energy market. Partially offsetting the increases was a $4 million decrease in our industrial automation market.

Operating margin increased in the second quarter of 2024 compared to the second quarter of 2023, as the Employee Retention Credit and the benefits from our pricing initiatives were partially offset by higher amounts of restructuring charges. Excluding $4 million of restructuring charges in the second quarter of 2024 and $1 million of restructuring and other charges in the second quarter of 2023, adjusted operating margins were 12.5% and 10.4%, respectively.

Operating margin decreased in the first half of 2024 compared to the first half of 2023 as last year included a $10 million gain related to the sales of three buildings as we consolidated operations. Excluding this gain and restructuring and other charges, adjusted operating margin in the first half of 2023 was 11.3%. Adjusted operating margin in the first half of 2024 was 12.5% after excluding $6 million of restructuring and other charges. The resulting increase in adjusted operating margin was driven by the benefits from our pricing initiatives as well as the Employee Retention Credit. These increases more than offset higher research and development expense associated with activity on new growth programs.

CONSOLIDATED SEGMENT OUTLOOK

			2024 vs. 2023
(dollars in millions, except per share data)	2024 Outlook	2023	$ Variance	% Variance
Net sales:
Space and Defense	$1,000	$947	$53	6%
Military Aircraft	775	720	55	8%
Commercial Aircraft	825	669	156	23%
Industrial	950	983	(33)	(3%)
	$3,550	$3,319	$231	7%
Operating profit:
Space and Defense	$134	$96	$38	40%
Military Aircraft	83	60	22	37%
Commercial Aircraft	91	84	7	8%
Industrial	114	102	12	12%
	$422	$343	$79	23%
Operating margin:
Space and Defense	13.4%	10.1%
Military Aircraft	10.6%	8.4%
Commercial Aircraft	11.1%	12.6%
Industrial	12.0%	10.4%
	11.9%	10.3%

Net earnings	$222	$171
Diluted earnings per share	$6.87	$5.34
Adjusted diluted earnings per share	$7.25	$6.15
2024 Outlook – We expect higher sales in 2024, driven by the continued growth in our aerospace and defense markets. However in Industrial, a slowdown of orders will reduce sales. We also expect operating margin will increase due to the continued benefits of our pricing and simplification initiatives, as well as the Employee Retention Credit. Partially offsetting the incremental profit is expected higher interest expense and a higher tax rate. Excluding the impairment and restructuring charges in the first half of 2024, we expect adjusted diluted earnings per share will range between $7.05 and $7.45, with a midpoint of $7.25. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company.

2024 Outlook for Space and Defense – In 2024, we expect sales growth across both of our space and defense markets, primarily driven by the increased investment in defense spending in the U.S and in Europe. We expect operating margin will increase due to improved performance in our space vehicle programs and the benefit of the Employee Retention Credit.

2024 Outlook for Military Aircraft – In 2024, we expect sales growth in our OEM programs, in particular sales for the FLRAA program. We expect operating margin will increase due to having a full year of activity on the FLRAA program, the lower amounts of charges associated with funded development contracts which are winding down and the benefit from the sale of a mature product line. Partially offsetting the increase in operating margin are the higher amounts of impairment and restructuring charges in 2024 compared to 2023.

2024 Outlook for Commercial Aircraft – In 2024, we expect sales growth from our widebody OEM and aftermarket programs as build rates continue to ramp and as airlines increase their spares demand. We expect operating margin will decrease due to an unfavorable sales mix from higher amounts of lower margin OEM sales and as the prior year's favorable retrofit sales will not repeat.

2024 Outlook for Industrial – In 2024, we expect a decrease in sales in our industrial automation market consistent with the reduction in incoming orders. We expect operating margin will increase due to the benefits of our pricing initiatives, the savings from our simplified operations and the benefit of the Employee Retention Credit.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

	Six Months Ended
(dollars in millions)	March 30, 2024	April 1, 2023	$ Variance
Net cash provided (used) by:
Operating activities	$16	$(33)	$49
Investing activities	(84)	(74)	(10)
Financing activities	58	92	(34)
Operating activities
Net cash from operating activities increased in the first half of 2024 compared to the first half of 2023. Accounts receivable provided $28 million more of cash, primarily due to the expansion of our Receivables Purchase Agreement by $25 million. Also, net earnings provided more cash. Partially offsetting these sources of cash were unbilled receivables and inventory, which together, used $25 million more of cash, driven primarily by Commercial Aircraft's business growth.
Investing activities
Net cash used by investing activities in the first half of 2024 included $78 million of capital expenditures and $6 million associated with the acquisition of DCL.
Net cash used by investing activities in the first half of 2023 included $90 million of capital expenditures, including a $28 million building purchase, as we continue to prioritize internal investments to support core business growth. The first half of 2023 also included $20 million of proceeds from the sales of buildings and businesses.
Financing activities
Net cash provided by financing activities in the first half of 2024 included $85 million of net borrowings on our credit facilities. Financing activities also included $18 million of cash dividends.
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

At March 30, 2024, our cash balances were $60 million, all of which was held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

Financing Arrangements
In addition to operations, our capital resources include bank credit facilities and an accounts receivable financing program to fund our short and long-term capital requirements. We continuously evaluate various forms of financing to improve our liquidity and position ourselves for future opportunities, which, from time to time, may result in selling debt and equity securities to fund acquisitions or take advantage of favorable market conditions.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 6.85% and is principally based on SOFR plus the applicable margin, which was 1.60% at March 30, 2024.

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

The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on October 26, 2025. Interest was 7.56% as of March 30, 2024 and is based on SOFR plus a margin of 2.23%.

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

At March 30, 2024, we had $679 million of unused capacity, including $646 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 6.38% as of March 30, 2024.

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

Our aerospace and defense businesses represented 70% of our 2023 sales. Within the defense market, our programs are directly affected by funding levels, which has recently increased. Our commercial aircraft market, which represented 20% of our 2023 sales, is aligning with our customers' growing demand. While domestic travel has recovered, global international travel remains slightly below pre-pandemic levels.

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

The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future, including the Textron Bell FLRAA. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to presidential and congressional approval.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to 2019 levels. Boeing and Airbus continue to increase their widebody aircraft production rates with the post-pandemic air traffic volumes, and any adjustments to their ramp schedules affects the demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen a recovery in the demand volume for our maintenance services and spare parts after the COVID-19 pandemic. Since there were very few new A350 and 787 entries into service during the pandemic, our sales that are generated after the warranty period were delayed. However, the recent surge in demand for spares and repairs, driven by increased fleet utilization and limited availability of new aircraft, is increasing our aftermarket activity.

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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial, Military Aircraft and Commercial Aircraft. About one-sixth of our 2023 sales were denominated in foreign currencies. During the first six months of 2024, average foreign currency rates generally strengthened against the U.S. dollar compared to 2023. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $5 million compared to the same period one year ago.

Cautionary Statement
Information included or incorporated by reference in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by words such as: “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” “assume” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). These forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, are neither historical facts nor guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements.

Although it is not possible to create a comprehensive list of all factors that may cause our actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission (“SEC”) and include, but are not limited to, risks relating to: (i) our operation in highly competitive markets with competitors who may have greater resources than we possess; (ii) our operation in cyclical markets that are sensitive to domestic and foreign economic conditions and events; (iii) our heavy dependence on government contracts that may not be fully funded or may be terminated; (iv) supply chain constraints and inflationary impacts on prices for raw materials and components used in our products; (v) failure of our subcontractors or suppliers to perform their contractual obligations; and (vi) our accounting estimations for over-time contracts and any changes we need to make thereto. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

While we believe we have identified and discussed in our SEC filings the material risks affecting our business, there may be additional factors, risks and uncertainties not currently known to us or that we currently consider immaterial that may affect the forward-looking statements we make herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to update any forward-looking statement made in this report, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of March 30, 2024 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended March 30, 2024.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
December 31, 2023 - February 3, 2024	88,701	$144.72	—	2,172,081
February 4, 2024 - March 2, 2024	6,562	141.24	—	2,172,081
March 3, 2024 - March 30, 2024	17,460	149.40	—	2,172,081
Total	112,723	$145.24	—	2,172,081
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 18,546 shares at $143.70 in January, 6,165 shares at $140.93 in February and 8,901 shares at $147.43 in March.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In January, we accepted delivery of 202 Class A shares at $143.76 and 845 Class B shares at $142.40. In February, we accepted delivery of 397 Class A shares at $146.12. In March, we accepted delivery of 203 Class A shares at $149.77 and 3,327 Class B shares at $150.71. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 69,108 Class B shares at $145.02 per share from the SECT in January and 5,029 Class B shares at $152.00 in March.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 6. Exhibits.

(a)	Exhibits
	4.1	Supplemental Indenture. (Filed herewith).
	10.1	Third Amendment to the Amended and Restated Receivables Purchase Agreement. (Filed herewith).
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	April 26, 2024	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2024	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2024	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)