Form 10-Q
period 2024-06-29
MOOG INC.
filed 2024-08-08
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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

The number of shares outstanding of each class of common stock as of July 19, 2024 was:
Class A common stock, 28,765,302 shares
Class B common stock, 3,225,328 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$904,735	$850,176	$2,691,888	$2,447,071
Cost of sales	651,672	627,543	1,938,673	1,799,437
Inventory write-down	1,600	—	1,775	—
Gross profit	251,463	222,633	751,440	647,634
Research and development	27,791	26,502	86,752	77,107
Selling, general and administrative	126,361	121,935	370,047	351,795
Interest	18,153	17,256	52,850	45,351
Asset impairment	112	435	6,862	1,654
Restructuring	3,984	1,642	12,623	4,737
Gain on sale of buildings	—	—	—	(10,030)
Other	4,157	4,525	10,041	10,077
Earnings before income taxes	70,905	50,338	212,265	166,943
Income taxes	14,545	7,951	48,090	35,527
Net earnings	$56,360	$42,387	$164,175	$131,416

Net earnings per share
Basic	$1.76	$1.33	$5.14	$4.13
Diluted	$1.74	$1.32	$5.08	$4.11

Weighted average common shares outstanding
Basic	31,960,165	31,838,961	31,943,365	31,811,034
Diluted	32,409,370	32,067,391	32,342,700	31,995,340
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings	$56,360	$42,387	$164,175	$131,416
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(6,650)	5,470	10,637	67,749
Retirement liability adjustment	2,059	2,028	5,910	5,259
Change in accumulated loss on derivatives	—	201	518	3,200
Other comprehensive income (loss), net of tax	(4,591)	7,699	17,065	76,208
Comprehensive income	$51,769	$50,086	$181,240	$207,624
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 29, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$50,572	$68,959
Restricted cash	946	185
Receivables, net	452,967	434,723
Unbilled receivables	766,445	706,601
Inventories, net	831,377	724,002
Prepaid expenses and other current assets	70,081	50,862
Total current assets	2,172,388	1,985,332
Property, plant and equipment, net	886,013	814,696
Operating lease right-of-use assets	57,669	56,067
Goodwill	827,319	821,301
Intangible assets, net	66,422	71,637
Deferred income taxes	9,050	8,749
Other assets	48,887	50,254
Total assets	$4,067,748	$3,808,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$266,294	$264,573
Accrued compensation	98,981	111,154
Contract advances and progress billings	353,496	377,977
Accrued liabilities and other	269,633	211,769
Total current liabilities	988,404	965,473
Long-term debt, excluding current installments	958,127	863,092
Long-term pension and retirement obligations	160,635	157,455
Deferred income taxes	13,668	37,626
Other long-term liabilities	153,122	148,303
Total liabilities	2,273,956	2,171,949
Shareholders’ equity
Common stock - Class A	43,835	43,822
Common stock - Class B	7,445	7,458
Additional paid-in capital	726,656	608,270
Retained earnings	2,634,633	2,496,979
Treasury shares	(1,073,027)	(1,057,938)
Stock Employee Compensation Trust	(167,757)	(114,769)
Supplemental Retirement Plan Trust	(140,449)	(93,126)
Accumulated other comprehensive loss	(237,544)	(254,609)
Total shareholders’ equity	1,793,792	1,636,087
Total liabilities and shareholders’ equity	$4,067,748	$3,808,036
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	702,272	576,506	608,270	516,123
Issuance of treasury shares	(127)	3,312	6,159	7,627
Equity-based compensation expense	3,316	1,726	8,952	6,297
Adjustment to market - SECT and SERP	21,195	12,478	103,275	63,975
End of period	726,656	594,022	726,656	594,022
RETAINED EARNINGS
Beginning of period	2,587,222	2,432,225	2,496,979	2,360,055
Net earnings	56,360	42,387	164,175	131,416
Dividends (1)	(8,949)	(8,600)	(26,521)	(25,459)
End of period	2,634,633	2,466,012	2,634,633	2,466,012
TREASURY SHARES AT COST
Beginning of period	(1,071,558)	(1,056,187)	(1,057,938)	(1,047,012)
Class A and B shares issued related to compensation	125	305	6,743	9,312
Class A and B shares purchased	(1,594)	(2,676)	(21,832)	(20,858)
End of period	(1,073,027)	(1,058,558)	(1,073,027)	(1,058,558)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(153,295)	(99,880)	(114,769)	(73,602)
Issuance of shares	882	68	16,670	9,863
Purchase of shares	(4,889)	(2,814)	(13,706)	(10,035)
Adjustment to market	(10,455)	(7,133)	(55,952)	(35,985)
End of period	(167,757)	(109,759)	(167,757)	(109,759)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(129,709)	(81,634)	(93,126)	(58,989)
Adjustment to market	(10,740)	(5,345)	(47,323)	(27,990)
End of period	(140,449)	(86,979)	(140,449)	(86,979)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(232,953)	(242,533)	(254,609)	(311,042)
Other comprehensive income (loss)	(4,591)	7,699	17,065	76,208
End of period	(237,544)	(234,834)	(237,544)	(234,834)
TOTAL SHAREHOLDERS’ EQUITY	$1,793,792	$1,621,184	$1,793,792	$1,621,184
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.28 and $0.83 per share for the three and nine months ended June 29, 2024 and $0.27 and $0.80 per share for three and nine months ended July 1, 2023.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
COMMON STOCK - CLASS A
Beginning of period	43,826,350	43,806,835	43,822,344	43,806,835
Conversion of Class B to Class A	8,122	604	12,128	604
End of period	43,834,472	43,807,439	43,834,472	43,807,439
COMMON STOCK - CLASS B
Beginning of period	7,453,363	7,472,878	7,457,369	7,472,878
Conversion of Class B to Class A	(8,122)	(604)	(12,128)	(604)
End of period	7,445,241	7,472,274	7,445,241	7,472,274
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,645,847)	(14,663,116)	(14,657,897)	(14,614,444)
Class A shares issued related to compensation	2,285	3,130	22,670	44,749
Class A shares purchased	(993)	(1,130)	(9,328)	(91,421)
End of period	(14,644,555)	(14,661,116)	(14,644,555)	(14,661,116)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,865,801)	(2,946,838)	(2,896,845)	(3,020,291)
Class B shares issued related to compensation	8,688	41,192	177,153	243,723
Class B shares purchased	(8,688)	(27,787)	(146,109)	(156,865)
End of period	(2,865,801)	(2,933,433)	(2,865,801)	(2,933,433)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(544,075)	(577,327)	(592,128)	(611,942)
Issuance of shares	5,325	680	116,770	113,105
Purchase of shares	(29,662)	(28,023)	(93,054)	(105,833)
End of period	(568,412)	(604,670)	(568,412)	(604,670)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 29, 2024	July 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$164,175	$131,416
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	64,302	56,780
Amortization	7,677	8,725
Deferred income taxes	(26,483)	(26,680)
Equity-based compensation expense	11,301	8,121
Gain on sale of buildings	—	(10,030)
Asset impairment and inventory write-down	8,637	1,654
Other	5,374	5,083
Changes in assets and liabilities providing (using) cash:
Receivables	(18,677)	(62,439)
Unbilled receivables	(57,723)	(100,820)
Inventories	(105,629)	(102,782)
Accounts payable	918	8,514
Contract advances and progress billings	(26,882)	65,746
Accrued expenses	36,928	(30,697)
Accrued income taxes	9,832	21,568
Net pension and post retirement liabilities	8,783	11,199
Other assets and liabilities	(35,978)	(2,455)
Net cash provided (used) by operating activities	46,555	(17,097)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,911)	—
Purchase of property, plant and equipment	(109,616)	(125,074)
Net proceeds from businesses sold	1,627	959
Net proceeds from buildings sold	—	19,702
Other investing transactions	(646)	(9,482)
Net cash used by investing activities	(114,546)	(113,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	784,500	711,732
Payments on revolving lines of credit	(691,000)	(536,826)
Payments on long-term debt	—	(219)
Payments on finance lease obligations	(4,468)	(3,449)
Payment of dividends	(26,521)	(25,459)
Proceeds from sale of treasury stock	7,579	12,765
Purchase of outstanding shares for treasury	(21,832)	(23,133)
Proceeds from sale of stock held by SECT	16,670	9,863
Purchase of stock held by SECT	(14,296)	(10,035)
Other financing transactions	—	(2,026)
Net cash provided by financing activities	50,632	133,213
Effect of exchange rate changes on cash	(267)	3,950
Increase (decrease) in cash, cash equivalents and restricted cash	(17,626)	6,171
Cash, cash equivalents and restricted cash at beginning of period	69,144	119,233
Cash, cash equivalents and restricted cash at end of period	$51,518	$125,404
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,323	$4,174
Assets acquired through lease financing	27,034	56,683
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 29, 2024
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 29, 2024 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2023. All references to years in these financial statements are to fiscal years.
Effective October 1, 2023, we made changes to our segment reporting structure that resulted in four reporting segments. Our former Aircraft Controls segment has been separated into Military Aircraft and Commercial Aircraft. The Goodwill, Restructuring and Segment footnotes have been restated to reflect this change.
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the nine months ended June 29, 2024.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended June 29, 2024 we recognized lower revenue of $10,565 and $8,181 respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and nine months ended July 1, 2023 we recognized lower revenue of $5,114 and $7,180, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended June 29, 2024.

As of June 29, 2024, we had contract reserves of $67,707. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	June 29, 2024	September 30, 2023
Unbilled receivables	$766,445	$706,601
Contract advances and progress billings	353,496	377,977
Net contract assets	$412,949	$328,624

The net increase in contract assets reflects the impact of additional unbilled revenues and a decrease in contract advances and progress billings during the period. For the three and nine months ended June 29, 2024, we recognized $71,811 and $215,019 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of June 29, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,000,000. We expect to recognize approximately 50% of that amount as sales over the next twelve months and the balance thereafter.

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

Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial segment. We have cumulatively received net proceeds of $14,702 and recorded a loss of $15,246, net of transaction costs.

On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Military Aircraft segment to Thales USA Inc. We have cumulatively received net proceeds of $36,550 and recorded a gain of $15,242, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

Note 4 - Receivables
Receivables consist of:

	June 29, 2024	September 30, 2023
Accounts receivable	$420,837	$426,804
Other	35,154	11,929
Less allowance for credit losses	(3,024)	(4,010)
Receivables, net	$452,967	$434,723
During the nine months ended June 29, 2024, we recorded a write-down of $1,152 associated with the U.S. Army announcement cancelling the next generation Future Attack Reconnaissance Aircraft ("FARA") program.

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

The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $177,916 and $501,522 for the three and nine months ended June 29, 2024, respectively. Total cash collections under the RPA were $177,916 and $476,522 for the three and nine months ended June 29, 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of June 29, 2024, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $645,261 at June 29, 2024.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	June 29, 2024	September 30, 2023
Raw materials and purchased parts	$298,352	$270,305
Work in progress	441,810	368,277
Finished goods	91,215	85,420
Inventories, net	$831,377	$724,002
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of June 29, 2024 and September 30, 2023.
For the three and nine months ended June 29, 2024, we recorded $1,600 and $1,775 of write-downs, respectively. During the three months ended June 29, 2024, we recorded $1,600 as a result of excess and obsolete inventories related to restructuring actions taken to close an Industrial facility and transfer remaining production.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	June 29, 2024	September 30, 2023
Land	$31,431	$31,417
Buildings and improvements	690,241	646,079
Machinery and equipment	869,530	827,257
Computer equipment and software	227,366	228,284
Property, plant and equipment, at cost	1,818,568	1,733,037
Less accumulated depreciation and amortization	(932,555)	(918,341)
Property, plant and equipment, net	$886,013	$814,696

Note 7 - Leases
We lease certain manufacturing facilities, office space and machinery and equipment globally. At inception, we evaluate whether a contractual arrangement contains a lease. Specifically, we consider whether we control the underlying asset and have the right to obtain substantially all the economic benefits or outputs from the asset. If the contractual arrangement contains a lease, we then determine the classification of the lease, operating or finance, using the classification criteria described in ASC 842. We then determine the term of the lease based on terms and conditions of the contractual arrangement, including whether the options to extend or terminate the lease are reasonably certain to be exercised. We have elected to not separate lease components from non-lease components, such as common area maintenance charges and instead, account for the lease and non-lease components as a single component.
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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$7,897	$7,386	$23,112	$22,341

Finance lease cost:
Amortization of right-of-use assets	$2,365	$1,471	$6,263	$3,589
Interest on lease liabilities	1,421	959	3,988	1,750
Total finance lease cost	$3,786	$2,430	$10,251	$5,339
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$23,631	$22,523
Operating cash flow for finance leases	3,988	1,750
Financing cash flow for finance leases	4,468	3,449
Assets obtained in exchange for lease obligations:
Operating leases	$10,125	$4,857
Finance leases	16,909	51,826

Supplemental balance sheet information related to leases was as follows:

	June 29, 2024	September 30, 2023
Operating Leases:
Operating lease right-of-use assets	$57,669	$56,067

Accrued liabilities and other	$11,807	$11,283
Other long-term liabilities	56,741	56,398
Total operating lease liabilities	$68,548	$67,681

Finance Leases:
Property, plant, and equipment, at cost	$104,083	$85,324
Accumulated depreciation	(17,582)	(10,913)
Property, plant, and equipment, net	$86,501	$74,411

Accrued liabilities and other	$7,828	$5,621
Other long-term liabilities	82,945	71,225
Total finance lease liabilities	$90,773	$76,846

Weighted average remaining lease term in years:
Operating leases	6.3	6.9
Finance leases	20.7	23.1

Weighted average discount rates:
Operating leases	5.2%	5.0%
Finance leases	6.5%	6.5%
Maturities of lease liabilities were as follows:

	June 29, 2024
	Operating Leases	Finance Leases
2024	$3,945	$3,243
2025	14,795	12,798
2026	14,214	12,516
2027	12,795	11,763
2028	10,452	10,766
Thereafter	24,902	146,993
Total lease payments	81,103	198,079
Less: imputed interest	(12,555)	(107,306)
Total	$68,548	$90,773

Note 8 - Goodwill and Intangible Assets
Effective October 1, 2023, we made a change to our reporting structure to separate our former Aircraft Controls operating segment into two operating segments, Military Aircraft and Commercial Aircraft, which also represent reporting units for purposes of assessing goodwill. We performed an impairment test consistent with the rules set forth under ASC 350, “Intangibles—Goodwill and Other,” by performing a quantitative analysis on the former reporting unit. Following this test, we reassigned the goodwill from the former Aircraft Controls reporting unit to its new reporting units using a relative fair value allocation approach. We then performed quantitative goodwill impairment tests on each of the new reporting units. Quantitative testing requires a comparison of the fair value of a reporting unit to its carrying value. We principally use the discounted cash flow method to estimate the fair value of a reporting unit. The discounted cash flow method incorporates various assumptions, the most significant being projected cash flows (inclusive of projected revenue growth rates and operating margins), the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments and operational strategies typically over a five-year period. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss must be measured. The results of our quantitative assessments showed the fair value of the two new reporting units, Military Aircraft and Commercial Aircraft, exceeded their carrying value; and therefore, goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 30, 2023	$259,475	$111,276	$92,612	$357,938	$821,301
Acquisition	—	2,739	—	—	2,739
Foreign currency translation	29	1,858	—	1,392	3,279
Balance at June 29, 2024	$259,504	$115,873	$92,612	$359,330	$827,319
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at June 29, 2024. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at June 29, 2024.

The components of intangible assets are as follows:

		June 29, 2024		September 30, 2023
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$130,286	$(94,104)	$133,269	$(93,648)
Technology-related	9	67,374	(55,006)	69,242	(56,106)
Program-related	23	38,363	(23,485)	37,465	(21,672)
Marketing-related	8	21,896	(19,104)	21,890	(18,995)
Other	10	1,808	(1,606)	1,773	(1,581)
Intangible assets	12	$259,727	$(193,305)	$263,639	$(192,002)
All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and software. Program-related intangible assets consist of long-term programs represented by current contracts and probable follow on work. Marketing-related intangible assets primarily consist of trademarks and trade names.

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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Acquired intangible asset amortization	$2,384	$2,859	$7,672	$8,711
Based on acquired intangible assets recorded at June 29, 2024, amortization is estimated to be approximately:

	2024	2025	2026	2027	2028
Estimated future amortization of acquired intangible assets	$10,100	$9,600	$9,500	$8,200	$7,500

Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations, are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Condensed Balance Sheets and consist of:

	June 29, 2024	September 30, 2023
Moog Aircraft Service Asia	$1,568	$1,302
NOVI LLC	—	325
Suffolk Technologies Fund 1, L.P.	1,840	1,180
Net investment balance	$3,408	$2,807
We recorded the following gains and losses from equity method investments and joint ventures which are included in Other in the Consolidated Condensed Statements of Earnings:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net gain (loss)
Equity method investments and joint ventures	$52	$44	$(219)	$72
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

Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $5,808.

Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of June 29, 2024.

Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. As of June 29, 2024, we had investments of $4,580, which are included as Other assets in the Consolidated Condensed Balance Sheets. During the three months ended March 30, 2024, we recorded an impairment for the devaluation of an investment of $5,294, which is included as Asset impairment in the Consolidated Condensed Statement of Earnings.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	June 29, 2024	September 30, 2023
U.S. revolving credit facility	$459,000	$334,500
SECT revolving credit facility	2,000	33,000
Senior notes 4.25%	500,000	500,000
Senior debt	961,000	867,500
Less deferred debt issuance cost	(2,873)	(4,408)
Long-term debt	$958,127	$863,092
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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	June 29, 2024	September 30, 2023
Employee benefits	$56,746	$47,653
Contract reserves	67,707	45,257
Warranty accrual	22,705	22,939
Accrued income taxes	36,607	29,631
Other	85,868	66,289
Other accrued liabilities	$269,633	$211,769
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Warranty accrual at beginning of period	$23,616	$22,062	$22,939	$23,072
Warranties issued during current period	402	2,279	5,692	7,231
Adjustments to pre-existing warranties	(837)	(15)	(1,518)	(458)
Reductions for settling warranties	(429)	(1,927)	(4,453)	(7,911)
Foreign currency translation	(47)	(51)	45	414
Warranty accrual at end of period	$22,705	$22,348	$22,705	$22,348
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. As of June 29, 2024, we had no outstanding foreign currency contracts designated as hedging instruments.

We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of June 29, 2024, we had no outstanding net investment hedges.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 29, 2024, we had no outstanding interest rate swaps.

Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2024 or 2023.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $151,065 at June 29, 2024. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net gain (loss)
Foreign currency contracts	Other	$(2,542)	$1,151	$(1,009)	$4,256
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	June 29, 2024	September 30, 2023
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$295
Foreign currency contracts	Accrued liabilities and other	$—	$581
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$64	$93
Foreign currency contracts	Accrued liabilities and other	$401	$324

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	June 29, 2024	September 30, 2023
Foreign currency contracts	Other current assets	$64	$388
	Total assets	$64	$388
Foreign currency contracts	Accrued liabilities and other	$401	$905
Acquisition contingent consideration	Accrued liabilities and other	3,339	—
Acquisition contingent consideration	Other long-term liabilities	—	3,089
	Total liabilities	$3,740	$3,994
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$3,256	$2,954	$3,089	$3,272
Acquisition adjustment	—	—	—	(491)
Increase in discounted future cash flows recorded as interest expense	83	52	250	225
Balance at end of period	$3,339	$3,006	$3,339	$3,006
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 29, 2024, the fair value of long-term debt was $932,465 compared to its carrying value of $961,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Certain property, plant and equipment and other assets have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above.

Note 14 - Restructuring
In 2024, we initiated restructuring actions in relation to portfolio shaping activities in our Military Aircraft, Commercial Aircraft and Industrial segments. These actions have and will result in workforce reductions, principally in the U.S. The 2024 restructuring charges include $4,717 for severance, $795 of non-cash charges related to intangibles and receivables written off and $3,121 of other costs. These actions contain certain elements that will continue through 2025 and are expected to result in additional costs of approximately $2,000.
In 2023, we initiated restructuring actions in relation to portfolio shaping activities which contains certain elements, primarily retention agreements, that will continue through 2027 and are expected to result in additional costs of approximately $8,000.

Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at October 1, 2023	$1,622	$347	$—	$8,208	$10,177
Charged to expense - 2024 plan	—	3,628	408	4,597	8,633
Charged to expense - 2023 plan	—	—	—	4,162	4,162
Adjustments to provision	(178)	(129)	—	(43)	(350)
Non-cash charges - 2024 plan	—	(733)	—	(62)	(795)
Cash payments - 2024 plan	—	(1,590)	—	(1,491)	(3,081)
Cash payments - 2023 plan	(1,444)	(207)	—	(3,709)	(5,360)
Cash payments - 2022 plan	—	—	—	(378)	(378)
Cash payments - 2020 plan	—	—	—	(115)	(115)
Cash payments - 2018 plan	—	—	—	(348)	(348)
Foreign currency translation	—	—	—	59	59
Balance at June 29, 2024	$—	$1,316	$408	$10,880	$12,604
As of June 29, 2024, the restructuring accrual consists of $4,751 for the 2024 plan, $4,616 for the 2023 plan, $292 for the 2022 plan, $2,033 for the 2020 plan and $912 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.

Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S. defined contribution plans	$13,094	$11,791	$38,456	$33,979
Non-U.S. defined contribution plans	2,350	2,336	7,301	6,448
Total expense for defined contribution plans	$15,444	$14,127	$45,757	$40,427
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S. Plans
Service cost	$2,694	$3,229	$8,081	$9,685
Interest cost	6,973	7,028	20,919	21,084
Expected return on plan assets	(6,817)	(7,148)	(20,450)	(21,442)
Amortization of actuarial loss	3,072	3,363	9,216	10,087
Expense for U.S. defined benefit plans	$5,922	$6,472	$17,766	$19,414
Non-U.S. Plans
Service cost	$645	$666	$1,948	$1,974
Interest cost	1,422	1,374	4,272	4,031
Expected return on plan assets	(1,098)	(1,070)	(3,301)	(3,144)
Amortization of prior service cost	14	14	42	41
Amortization of actuarial loss	52	102	156	297
Expense for non-U.S. defined benefit plans	$1,035	$1,086	$3,117	$3,199
Note 16 - Income Taxes
The effective tax rate for the three and nine months ended June 29, 2024 was 20.5% and 22.7%, respectively. The effective tax rate for the three and nine months ended July 1, 2023 was 15.8% and 21.3%, respectively. The effective tax rate for the three months ended June 29, 2024 and July 1, 2023 was lower than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to beneficial provision to return adjustments, primarily associated with an increase in the U.S. research and development tax credit, partially offset by tax on earnings generated outside the U.S. with higher statutory rates. The effective tax rate for the nine months ended June 29, 2024 was higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S.with higher statutory rates.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended June 29, 2024 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2023	$(140,486)	$(113,605)	$(518)	$(254,609)
OCI before reclassifications	10,647	(224)	69	10,492
Amounts reclassified from AOCIL	(10)	6,134	449	6,573
OCI, net of tax	10,637	5,910	518	17,065
AOCIL at June 29, 2024	$(129,849)	$(107,695)	$—	$(237,544)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Retirement liability:
Prior service cost		$14	$14	$42	$41
Actuarial losses		2,659	2,884	7,977	8,643
Reclassification from AOCIL into earnings		2,673	2,898	8,019	8,684
Tax effect		(628)	(680)	(1,885)	(2,037)
Net reclassification from AOCIL into earnings		$2,045	$2,218	$6,134	$6,647
Derivatives:
Foreign currency contracts	Sales	$—	$—	$—	$517
Foreign currency contracts	Cost of sales	—	399	588	2,072
Reclassification from AOCIL into earnings		—	399	588	2,589
Tax effect		—	(94)	(139)	(587)
Net reclassification from AOCIL into earnings		$—	$305	$449	$2,002
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency contracts	$—	$(136)	$90	$1,551
Net gain (loss)	—	(136)	90	1,551
Tax effect	—	32	(21)	(353)
Net deferral in AOCIL of derivatives	$—	$(104)	$69	$1,198

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic weighted-average shares outstanding	31,960,165	31,838,961	31,943,365	31,811,034
Dilutive effect of equity-based awards	449,205	228,430	399,335	184,306
Diluted weighted-average shares outstanding	32,409,370	32,067,391	32,342,700	31,995,340

Anti-dilutive shares from equity-based awards	—	4,540	1,547	9,897
Note 20 - Segments
Disaggregation of net sales by segment for the three and nine months ended June 29, 2024 and July 1, 2023 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Space	$108,965	$102,520	$322,272	$310,278
Defense	149,444	139,882	433,052	395,762
Space and Defense	258,409	242,402	755,324	706,040
Original Equipment Manufacturers	160,691	132,020	455,673	403,489
Aftermarket	46,486	44,197	140,248	133,281
Military Aircraft	207,177	176,217	595,921	536,770
Original Equipment Manufacturers	132,374	118,447	402,357	310,108
Aftermarket	56,991	60,361	188,824	165,410
Commercial Aircraft	189,365	178,808	591,181	475,518
Energy	37,168	30,667	104,442	91,217
Industrial Automation	109,100	124,400	341,474	361,056
Simulation and Test	40,019	36,668	115,577	89,758
Medical	63,497	61,014	187,969	186,712
Industrial	249,784	252,749	749,462	728,743
Net sales	$904,735	$850,176	$2,691,888	$2,447,071

	Three Months Ended		Nine Months Ended
Customer Type	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Commercial	$49,916	$28,334	$129,253	$82,123
U.S. Government (including OEM)	178,636	192,897	553,261	574,914
Other	29,857	21,171	72,810	49,003
Space and Defense	258,409	242,402	755,324	706,040
U.S. Government (including OEM)	148,928	108,509	424,539	372,353
Other	58,249	67,708	171,382	164,417
Military Aircraft (1)	207,177	176,217	595,921	536,770
Commercial	179,384	158,927	564,612	452,184
Other	9,981	19,881	26,569	23,334
Commercial Aircraft (1)	189,365	178,808	591,181	475,518
Commercial	244,834	249,849	737,028	715,878
U.S. Government (including OEM)	3,226	1,301	8,150	3,419
Other	1,724	1,599	4,284	9,446
Industrial	249,784	252,749	749,462	728,743
Commercial	474,134	437,110	1,430,893	1,250,185
U.S. Government (including OEM)	330,790	302,707	985,950	950,686
Other	99,811	110,359	275,045	246,200
Net sales	$904,735	$850,176	$2,691,888	$2,447,071
(1) Prior period amounts have been recast to conform with the current presentation of certain customers between Commercial and Other as a result of the separation of our former Aircraft Controls segment into Military Aircraft and Commercial Aircraft.

	Three Months Ended		Nine Months Ended
Revenue Recognition Method	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Over-time	$226,405	$228,164	$679,231	$659,327
Point in time	32,004	14,238	76,093	46,713
Space and Defense	258,409	242,402	755,324	706,040
Over-time	168,248	153,667	482,163	446,752
Point in time	38,929	22,550	113,758	90,018
Military Aircraft	207,177	176,217	595,921	536,770
Over-time	149,220	122,018	449,230	352,264
Point in time	40,145	56,790	141,951	123,254
Commercial Aircraft	189,365	178,808	591,181	475,518
Over-time	40,894	38,814	107,405	99,732
Point in time	208,890	213,935	642,057	629,011
Industrial	249,784	252,749	749,462	728,743
Over-time	584,767	542,663	1,718,029	1,558,075
Point in time	319,968	307,513	973,859	888,996
Net sales	$904,735	$850,176	$2,691,888	$2,447,071

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, headcount or profit. Operating profit by segment for the three and nine months ended June 29, 2024 and July 1, 2023 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating profit:
Space and Defense	$32,635	$18,585	$100,175	$66,386
Military Aircraft	23,965	18,143	60,323	49,525
Commercial Aircraft	24,367	19,745	69,838	49,943
Industrial	24,413	28,035	81,592	89,183
Total operating profit	105,380	84,508	311,928	255,037
Deductions from operating profit:
Interest expense	18,153	17,256	52,850	45,351
Equity-based compensation expense	4,089	2,356	11,301	8,121
Non-service pension expense	3,188	3,124	9,566	9,338
Corporate and other expenses, net	9,045	11,434	25,946	25,284
Earnings before income taxes	$70,905	$50,338	$212,265	$166,943
Effective October 1, 2023, we made changes to our segment reporting structure that resulted in four reporting segments. Our former Aircraft Controls segment has been separated into Military Aircraft and Commercial Aircraft. All amounts in the preceding tables have been restated to reflect this change. Segment assets for Military and Commercial Aircraft were approximately $871,000 and $812,000, respectively, as of September 30, 2023.

Note 21 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, was a member of the Board of Directors of M&T Bank Corporation and M&T Bank through April 16, 2024. We currently engage with M&T Bank in the ordinary course of business for financing routine purchases and lease transactions, which for the three and nine months ended June 29, 2024 totaled $3,408 and $9,937, respectively. Financing and lease transactions for the three and nine months ended July 1, 2023 totaled $3,354 and $10,408, respectively. At June 29, 2024, we held outstanding leases with a total remaining obligation of $14,803. At June 29, 2024, outstanding deposits on our behalf for future equipment leases totaled $5,026. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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

We are contingently liable for $15,058 related to standby letters of credit issued by banks to third parties on our behalf at June 29, 2024.
Note 23 - Subsequent Event
On August 1, 2024, we declared a $0.28 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on August 29, 2024 to shareholders of record at the close of business on August 16, 2024.
On July 24, 2024, we entered into a definitive agreement to sell our hydraulic systems business located in Luxembourg, which is included in our Industrial segment. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2024. We expect to recognize a pre-tax loss which will include the release of cumulative translation adjustments.

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

Under ASC 606, 65% of revenue was recognized over time for the three months ended June 29, 2024, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended June 29, 2024, 35% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

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

We focus on improving shareholder value through strategic revenue growth, both organic and acquired, improving operating efficiencies and manufacturing initiatives and utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to organically invest in areas of strong growth.

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

Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial segment. We have cumulatively received net proceeds of $15 million and recorded a loss of $15 million, net of transaction costs.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	June 29, 2024	July 1, 2023	$ Variance	% Variance	June 29, 2024	July 1, 2023	$ Variance	% Variance
Net sales	$905	$850	$55	6%	$2,692	$2,447	$245	10%
Gross margin	27.8%	26.2%			27.9%	26.5%
Research and development expenses	28	27	1	5%	87	77	10	13%
Selling, general and administrative expenses as a percentage of sales	14.0%	14.3%			13.7%	14.4%
Interest expense	18	17	1	5%	53	45	7	17%
Asset impairment	—	—	—	N/M	7	2	5	N/M
Restructuring expense	4	2	2	N/M	13	5	8	N/M
Gain on sale of buildings	—	—	—	N/M	—	(10)	10	N/M
Other	4	5	—	(8%)	10	10	—	—%
Effective tax rate	20.5%	15.8%			22.7%	21.3%
Net earnings	$56	$42	$14	33%	$164	$131	$33	25%
Diluted earnings per share	$1.74	$1.32	$0.42	32%	$5.08	$4.11	$0.97	24%
Twelve-month backlog					$2,450	$2,300	$150	7%
Net sales increased in the third quarter and in the first three quarters of 2024 compared to the same periods of 2023, driven by product demand in Military Aircraft and Space and Defense, and by production ramps in Commercial Aircraft. Sales in Industrial decreased in the third quarter of 2024 but increased in the first three quarters of 2024 compared to the same periods of 2023.

Gross margin increased in the third quarter of 2024 compared to the third quarter of 2023, driven by improved performance on our space vehicle development programs in Space and Defense and a favorable sales mix in Commercial Aircraft. Gross margin also increased in the first three quarters of 2024 compared to the first three quarters of 2023. In the second quarter of 2024, we benefited $14 million from the Employee Retention Credit associated with the CARES Act. In addition, in the first three quarters of 2024, improved performance on our space vehicle development programs and the results of our pricing and simplification initiatives across all of our segments increased gross margin.

Research and development expenses were higher through the first three quarters of 2024 compared to the same periods of 2023. Activities supporting our new growth programs in Space and Defense and Industrial were partially offset by a reduction in Military Aircraft.

Selling, general and administrative expenses as a percentage of sales decreased in the third quarter and in the first three quarters of 2024 compared to the same periods of 2023, reflecting the higher sales volume.

Interest expense increased in the first three quarters of 2024 compared to the first three quarters of 2023 due to higher rates on outstanding debt balances, as well as higher debt balances.

In the third quarter of 2024, we incurred $6 million of restructuring charges, an inventory write-down and other charges, primarily in Industrial. In the third quarter of 2023, we incurred $2 million of restructuring and other charges. The first three quarters of 2024 included $22 million of restructuring charges, impairment charges, inventory write-downs and other charges, primarily in Military Aircraft and Industrial. The first three quarters of 2023 included the gain from the sale of three buildings in Industrial, partially offset by restructuring and other charges across all of our segments.

The effective tax rate in both third quarters of 2024 and 2023 benefited from favorable adjustments for tax credits associated with the prior years' tax returns. The effective tax rate was higher in the third quarter of 2024 compared to the third quarter of 2023, as the prior year's quarter included higher amounts of research and development tax credit benefits.

Twelve-month backlog increased in the third quarter of 2024 compared with the third quarter of 2023, driven by long-term orders that moved into twelve-month backlog across both space and defense programs. Also, we had higher OEM orders in both Military Aircraft and in Commercial Aircraft. Partially offsetting these increases was a decline in Industrial's twelve-month backlog due to lower orders in our industrial automation market.

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
Space and Defense

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2024	July 1, 2023	$ Variance	% Variance	June 29, 2024	July 1, 2023	$ Variance	% Variance
Net sales	$258	$242	$16	7%	$755	$706	$49	7%
Operating profit	$33	$19	$14	76%	$100	$66	$34	51%
Operating margin	12.6%	7.7%			13.3%	9.4%
Space and Defense net sales increased in the third quarter and in the first three quarters of 2024 compared to the same periods of 2023, driven primarily by higher demand for defense applications.

In the third quarter of 2024, sales increased $10 million in our defense programs and $6 million in our space programs. Within our defense market, higher U.S. demand for our component products and the ramp of new defense pursuits serving European needs increased sales. Within our space market, the production ramp of a launch vehicle program increased sales.

The sales increases in the first three quarters of 2024 compared to the first three quarters of 2023 were largely due to the same factors as the third quarter. The continued strong defense application demand across most of our programs increased sales $37 million in our defense programs. Also, sales increased $12 million in our space programs. Higher demand for launch vehicle and satellite components was partially offset by lower activity across our space vehicle programs.

Operating margin increased in the third quarter of 2024 compared to the third quarter of 2023, driven by improved performance on space vehicle development programs, partially offset by pursuit investments to capture once-in-a-generation programs. Operating margin increased in the first three quarters of 2024 compared to the first three quarters of 2023 driven by improved performance on space vehicle development programs and the benefit associated with the Employee Retention Credit in the second quarter of 2024.

Military Aircraft

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2024	July 1, 2023	$ Variance	% Variance	June 29, 2024	July 1, 2023	$ Variance	% Variance
Net sales	$207	$176	$31	18%	$596	$537	$59	11%
Operating profit	$24	$18	$6	32%	$60	$50	$11	22%
Operating margin	11.6%	10.3%			10.1%	9.2%
Military Aircraft net sales increased in the third quarter and in the first three quarters of 2024 compared to the same periods of 2023, driven by growth on development and production aircraft.

In the third quarter of 2024 compared to the third quarter of 2023, military OEM sales increased $29 million due to the ramp-up of activity on the FLRAA program and other OEM production programs. Also in the third quarter of 2024 compared to the third quarter of 2023, military aftermarket sales increased $2 million.

The sales increases in the first three quarters of 2024 compared to the first three quarters of 2023 were largely due to the same factors as the third quarter. Sales increased $52 million in military OEM programs and increased $7 million in military aftermarket programs.

Operating margin increased in the third quarter of 2024 compared to the third quarter of 2023, driven by improved cost absorption on the FLRAA program and a reduction in research and development expenses. Operating margin increased in the first three quarters of 2024 compared to the first three quarters of 2023 due to the same factors as the third quarter, as well as the benefit from the sale of a mature product line. Partially offsetting these benefits in the first three quarters of 2024 included asset impairments of $6 million and restructuring and other charges of $5 million. The first three quarters of 2023 included $1 million of asset impairments. Excluding these charges, adjusted operating margins in the first three quarters of 2024 and 2023 were 12.0% and 9.5%, respectively.

Commercial Aircraft

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2024	July 1, 2023	$ Variance	% Variance	June 29, 2024	July 1, 2023	$ Variance	% Variance
Net sales	$189	$179	$11	6%	$591	$476	$116	24%
Operating profit	$24	$20	$5	23%	$70	$50	$20	40%
Operating margin	12.9%	11.0%			11.8%	10.5%
Commercial Aircraft net sales increased in the third quarter and in the first three quarters of 2024 compared to the same periods of 2023.

Commercial aircraft sales increased in the third quarter of 2024 compared to the third quarter of 2023. The increase reflects growth in our widebody business.

In the first three quarters of 2024 compared to the first three quarters of 2023, commercial OEM sales increased $92 million and commercial aftermarket sales increased $23 million. We experienced growth from production ramps on widebody and other programs.

Operating margin increased in the third quarter of 2024 compared to the third quarter of 2023 due to benefits from our pricing initiatives, higher sales volumes, as well as a more favorable sales mix. Operating margin increased in the first three quarters of 2024 compared to the first three quarters of 2023 due largely to the same factors as the third quarter. Partially offsetting the increases is the absence of favorable aftermarket retrofit activity from last year.

Industrial

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2024	July 1, 2023	$ Variance	% Variance	June 29, 2024	July 1, 2023	$ Variance	% Variance
Net sales	$250	$253	$(3)	(1%)	$749	$729	$21	3%
Operating profit	$24	$28	$(4)	(13%)	$82	$89	$(8)	(9%)
Operating margin	9.8%	11.1%			10.9%	12.2%
Industrial net sales decreased slightly in the third quarter of 2024 compared to the third quarter of 2023, as weaker industrial automation sales were mostly offset by growth in our other markets. Net sales increased in the first three quarters of 2024 compared to the first three quarters of 2023, as growth in our other markets exceeded the decrease in our industrial automation market.

In the third quarter of 2024 compared to the third quarter of 2023, industrial automation sales decreased $15 million, reflecting the slowdown in orders we have seen in recent quarters. Partially offsetting the decrease were sales increases of $7 million in our energy market and $3 million in our simulation and test market, both due to higher demand for our products.

In the first three quarters of 2024 compared to the first three quarters of 2023, sales increased $26 million in our simulation and test market. Higher demand for our flight simulation systems, which support the increased pilot training demand, and for our test products drove the sales increase in this market. Sales also increased $13 million in our energy market. Partially offsetting the increases was a $20 million sales decrease in our industrial automation market, driven by the same factors in the third quarter of 2024.

Operating margin decreased in the third quarter of 2024 compared to the third quarter of 2023, driven by higher amounts of restructuring charges and an inventory write-down. Excluding restructuring charges of $3 million and an inventory write-down of $2 million in the third quarter of 2024, and excluding restructuring charges of $1 million in the third quarter of 2023, adjusted operating margins were 11.7% and 11.5%, respectively. The increase was attributable to benefits from pricing initiatives, offset by pressures associated with lower industrial automation sales and planned product transfers.

Operating margin decreased in the first three quarters of 2024 compared to the first three quarters of 2023, as last year included a $10 million gain related to the sales of three buildings. Excluding this gain and restructuring and other charges, adjusted operating margin in the first three quarters of 2023 was 11.4%. Adjusted operating margin in the first three quarters of 2024 was 12.3% after excluding $9 million of restructuring charges and a $2 million inventory write-down. The increase in adjusted operating margin was driven by the benefits from our pricing initiatives, as well as the Employee Retention Credit. These increases were moderated by lower industrial automation sales and planned product transfers.

CONSOLIDATED SEGMENT OUTLOOK

			2024 vs. 2023
(dollars in millions, except per share data)	2024 Outlook	2023	$ Variance	% Variance
Net sales:
Space and Defense	$1,010	$947	$63	7%
Military Aircraft	790	720	70	10%
Commercial Aircraft	785	669	116	17%
Industrial	990	983	7	1%
	$3,575	$3,319	$256	8%
Operating profit:
Space and Defense	$131	$96	$35	37%
Military Aircraft	83	60	23	37%
Commercial Aircraft	94	84	9	11%
Industrial	113	102	11	11%
	$421	$343	$78	23%
Operating margin:
Space and Defense	13.0%	10.1%
Military Aircraft	10.5%	8.4%
Commercial Aircraft	11.9%	12.6%
Industrial	11.4%	10.4%
	11.8%	10.3%

Net earnings	$222	$171
Diluted earnings per share	$6.85	$5.34
2024 Outlook – We expect higher sales in 2024, driven by the continued growth in our aerospace and defense markets. We also expect operating margin will increase due to the continued benefits of our pricing and simplification initiatives, as well as the Employee Retention Credit. Partially offsetting the incremental profit is expected higher interest expense and a higher tax rate. Excluding the impairments, inventory write-downs and restructuring and other charges in the first three quarters of 2024, we expect adjusting operating margin will be 12.4% in 2024, compared to 10.9% in 2023. We expect adjusted diluted earnings per share will range between $7.30 and $7.50, with a midpoint of $7.40. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company.

2024 Outlook for Space and Defense – In 2024, we expect sales growth across both of our space and defense markets, primarily driven by the increased investment in defense spending in the U.S and in Europe. We expect operating margin will increase due to improved performance in our space vehicle development programs and the benefit of the Employee Retention Credit, partially offset by higher expenses associated with pursuit activity of new growth programs.

2024 Outlook for Military Aircraft – In 2024, we expect sales growth in our OEM programs, in particular sales for the FLRAA program. We expect operating margin will increase due to having a full year of activity on the FLRAA program, the benefit from the sale of a mature product line and the lower amounts of charges associated with funded development contracts, which are winding down. Partially offsetting the increase in operating margin are the higher amounts of impairment and restructuring charges in 2024 compared to 2023. Excluding the asset impairments and restructuring and other charges in both years, adjusted operating margin is expected to be 11.9% in 2024 compared to 9.0% in 2023.

2024 Outlook for Commercial Aircraft – In 2024, we expect sales growth from the production ramp of our widebody and other programs. We expect operating margin will decrease due to an unfavorable sales mix from higher amounts of lower margin OEM sales and as the prior year's favorable retrofit sales will not repeat. These decreases will partially be offset by the benefits from pricing initiatives and higher sales volumes.

2024 Outlook for Industrial – In 2024, we expect a slight sales increase. We expect sales increases in our simulation and test market and our energy market, both due to higher demand for our products. These increases will be partially offset by a decrease in sales in our industrial automation market consistent with the reduction in incoming orders. We expect operating margin will increase due to the benefits of our pricing initiatives and the benefit of the Employee Retention Credit, partially offset by an unfavorable sales mix and planned product transfers. Excluding gains on the sale of buildings and restructuring and other charges in 2023, as well as restructuring and inventory write-down charges in 2024, adjusted operating margin is expected to be 12.5% in 2024 compared to 11.5% in 2023.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

	Nine Months Ended
(dollars in millions)	June 29, 2024	July 1, 2023	$ Variance
Net cash provided (used) by:
Operating activities	$47	$(17)	$64
Investing activities	(115)	(114)	(1)
Financing activities	51	133	(83)
Operating activities
Net cash from operating activities increased in the first three quarters of 2024 compared to the first three quarters of 2023, driven by the increase in net earnings. Also, unbilled receivables and accounts receivable used less cash. Partially offsetting these sources of cash was customer advances, which used cash as we worked down advances across Military Aircraft and Commercial Aircraft.
Investing activities
Net cash used by investing activities in the first three quarters of 2024 included $110 million of capital expenditures and $6 million associated with the acquisition of DCL.

Net cash used by investing activities in the first three quarters of 2023 included $125 million of capital expenditures, including a $28 million building purchase. The first three quarters of 2023 also included $21 million of proceeds from the sales of buildings and businesses.
Financing activities
Net cash provided by financing activities in the first three quarters of 2024 included $94 million of net borrowings on our credit facilities. Financing activities also included $27 million of cash dividends.

Net cash provided by financing activities in the first three quarters of 2023 included $175 million of net borrowings on our credit facilities. Additionally, financing activities used $25 million of cash for dividend payments and $10 million for share repurchases.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At June 29, 2024, our cash balances were $52 million, which includes $47 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 6.92% and is principally based on SOFR plus the applicable margin, which was 1.60% at June 29, 2024.

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

The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on October 26, 2025. Interest was 7.56% as of June 29, 2024 and is based on SOFR plus a margin of 2.23%.

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

At June 29, 2024, we had $670 million of unused capacity, including $637 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 6.39% as of June 29, 2024.

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

The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future, including the Textron Bell FLRAA. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. and European defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to governmental approvals.

The commercial OEM aircraft market depends on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to 2019 levels. Boeing and Airbus continue to increase their widebody aircraft production rates with the post-pandemic air traffic volumes, and any adjustments to their ramp schedules affects the demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen a recovery in the demand volume for our maintenance services and spare parts after the COVID-19 pandemic. Since there were very few new A350 and 787 entries into service during the pandemic, our sales that are generated after the warranty period were delayed. However, the recent surge in demand for spares and repairs, driven by increased fleet utilization and the limited availability of new aircraft, is increasing our aftermarket activity.

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

The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product and technology innovation, economic conditions and cost-reduction efforts and are placed in customers' facilities that serve the automotive market.

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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2023 sales were denominated in foreign currencies. During the first nine months of 2024, average foreign currency rates generally strengthened against the U.S. dollar compared to 2023. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $3 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 29, 2024 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended June 29, 2024.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
March 31, 2024 - April 27, 2024	11,620	$155.52	—	2,172,081
April 28, 2024 - June 1, 2024	19,747	167.99	—	2,172,081
June 2, 2024 - June 29, 2024	7,976	170.47	—	2,172,081
Total	39,343	$164.81	—	2,172,081
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 7,547 shares at $155.27 in April, 16,098 shares at $167.12 in May and 6,017 shares at $170.70 in June.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In April, we accepted delivery of 2,083 Class B shares at $156.85. In May, we accepted delivery of 993 Class A shares at $172.61 and 571 Class B shares at $166.34. In June, we accepted delivery of 709 Class B shares at $169.35. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 1,990 Class B shares at $155.07 per share from the SECT in April, 2,085 Class B shares at $172.97 in May and 1,250 Class B shares at $170.00 in June.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Form UK Severance Benefit Agreement
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	August 8, 2024	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2024	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)