Form 10-K
period 2024-09-28
MOOG INC.
filed 2024-11-27
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,042 million.
The number of shares outstanding of each class of common stock as of November 21, 2024 was:
Class A common stock, 28,785,765 shares
Class B common stock, 3,218,296 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Moog Inc.'s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the "2024 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

FORM 10-K INDEX

PART I
The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this report as “Moog” or the "Company" or in the nominative “we” or the possessive “our.”
Unless otherwise noted or the context otherwise requires, all references to years in this report are to fiscal years.

Item 1.	Business.
Description of the Business. Moog is a worldwide designer, manufacturer and systems integrator of high performance precision motion and fluid controls and controls systems for a broad range of applications in aerospace and defense and industrial markets. We have four operating segments: Space and Defense, Military Aircraft, Commercial Aircraft and Industrial.
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2024, 2023 and 2022 are provided in Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense and industrial markets across tier one and tier two suppliers as well as vertically integrated primes. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Competitors to our Military and Commercial Aircraft segments specialize in precision flight control and control systems manufacturing. Competitors to our space market specialize in thrust vector controls and spacecraft engines, mechanisms, avionics and structure systems and components. Competitors in our defense market produce turreted weapons, missile steering actuation and power and data transfer systems and components. Competitors to our Industrial segment include other industrial precision controls and medical device manufacturers.
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. Our twelve-month backlog as of September 28, 2024 was $2.5 billion, an increase of 3% compared to September 30, 2023. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion on the various business drivers and conditions contributing to the twelve-month backlog change.
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
Seasonality. Our business is generally not seasonal; however, certain products and systems, such as those in the energy market of our Industrial segment, do experience seasonal variations in sales levels.
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
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was $113 million and represented approximately 3% of sales in 2024.

Human Capital Resources. Moog possesses a unique culture that fuels our business success. Our more than 13,500 employees in over 20 countries work closely together, driven by a shared sense of purpose and a desire to do the right thing. We value our ground-breaking, challenging work and what we stand for. We value the skill and commitment of our talented workforce above all else. Whether it’s enabling a Mars Rover to land safely or helping to support breakthrough advances in healthcare, together, we solve our customers’ most difficult challenges.
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
In 2024, we hired over 1,700 new employees and rehired over 100 employees throughout the world.
Diversity, Equity and Inclusion
Moog aspires to be diverse, equitable and inclusive, where employees are empowered to bring their whole, authentic selves to work every day. We believe being diverse, equitable and inclusive is better for all of our employees, customers and shareholders.
During 2024, we continued to make progress toward our Diversity, Equity and Inclusion ("DE&I") strategy. In support of this strategy, we:
•Grew our DE&I curriculum to continue to help our employees understand the value of inclusivity, the very different experiences people have and the role we all must play in creating an inclusive and welcoming environment at Moog.
•Honored employees from different backgrounds and helped increase understanding through a variety of monthly celebrations, including, but not limited to, Black History Month, International Women’s Day and Pride Month.
•Expanded our network of Employee Resource Groups ("ERGs") to include Veterans (MVO), Caregivers (C.A.R.E.S) and LGBTQ+ (Pride@Moog). Our ERGs are voluntary, employee-led, corporate-supported groups that are organized primarily around a defined characteristic, special interest, or life experience. We currently have seven ERG chapters focused on Employees of Color, Women (2 chapters), Veterans and LGBTQ+.
At Moog, we are continuously striving to ensure the diversity of our organization more fully represents the diversity of the communities in which we operate.

Compensation and Benefits
Moog works to maintain compensation, benefits and rewards programs that enable us to attract, retain, motivate and reward employees for their contributions to company performance. Our compensation and rewards programs are linked closely to our values of We Are All In This Together, We Try Harder, Competence Is King and Performance And Commitment Should Be Rewarded.
Moog is committed to providing comprehensive benefit options that reflect the differing priorities and needs of our sites globally, governed by an intent to offer plans that will allow our employees and their families to live healthier and more secure lives.
In addition to traditional employee benefits, Moog has a number of innovative initiatives to support the well-being of our employee base, including onsite wellness clinics and pharmacies at a number of locations, online tools that assist employees with their physical, financial and mental health, special events with outside vendors and participants focusing on employee well-being and much more.
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
Leadership Development and Training
At Moog, we believe that the best leaders are the ones who come from within. These leaders learn with us, grow with us and reach their potential through challenging on-the-job and deliberate learning experiences we provide. Moog's leadership development strategy focuses on the growth of its leaders at the various stages of leadership. At the foundation is our Moog Values, Moog Leadership Qualities and our Business Strategy.

Moog has carefully designed the global, enterprise-wide leadership development programs to improve the effectiveness of our leaders. Our Moog Leadership Program is an 18-month program designed to expand, develop, support and engage senior executive leadership talent. Our Emerging Leadership Program is a nine-month program designed to accelerate the development of senior leadership talent in order to help meet the demand for important leadership roles throughout our Company. Our LEAD program supports mid-level, high performing leaders excel and accelerate their careers through focused skill development in line with our key leadership qualities. In addition to these cohort-based programs and to establish the foundations of leadership across Moog, we have our Leading and Coaching People program. This is a two-day course open to all leaders that provides the foundational framework for engaging, empowering, and coaching employees for optimal performance.
In addition to our leadership development programs, Moog has many other valuable development resources available for employees in order to ensure our people have everything they need to succeed both personally and professionally. These resources include a Global Mentoring Program, Moog Gigs, access to an on-demand learning library and a suite of resources to support development of our Moog Leadership Qualities. Moog facilitates training opportunities and development programs through state-of-the-art learning and talent management systems. Our employees are encouraged to take responsibility for their own development and crate learning plans that fit their needs and development goals best.
Succession Planning
Each year, Moog conducts an extensive talent review across our global enterprise that includes, among other important topics, a review of succession plans for many of our roles. To ensure the long-term continuity of our business, we actively manage the development of talent to fill the roles that are most critical to our on-going success of our Company.
Sustainability
Our values, rooted in trust, integrity and collaboration, lay the foundation for Moog's commitment to grow as a sustainable corporation. As a developer of advanced motion control products, we believe in momentum and our shared responsibility to protect people and the planet now and for generations to come. Our commitment to Sustainability includes:
•Protecting our planet by minimizing our environmental impact.
•Strengthening our communities by contributing our time, talent, and resources.
•Engaging in ethical practices across all operations.
We are committed to a more inclusive, equitable world which is reflected in our corporate culture, work environment, supply chain and community support around the globe.
We're all in this together. Moog and its employees live this mantra with countless initiatives focused on supporting our sustainability strategy and communities. Some recent examples in 2024 of Moog’s “responsibility in action” include:
•Sustainability Reporting: See our Sustainability Report and Sustainability Accounting Standards Board (SASB) disclosure at Moog Sustainability. The content of the Sustainability Report and the Company’s website are not, and should not, be deemed to be incorporated by reference in this Form 10-K or otherwise filed with the Securities and Exchange Commission (“SEC”).
•Greenhouse Gas (GHG) Emissions Inventory: We compiled our first global inventory of greenhouse gas emissions starting with 2022 baseline and developed a global Data Collection Procedure and an Inventory Management Plan. We have set an ambition to reduce our combined Scope 1 and 2 emissions in company operations by 40% from our 2022 baseline by 2030, supported by a strategy and governance control. Baselines for water consumption and hazardous waste produced from 2022 data have been established, with improvement goals set.
•We have conducted our first Double Materiality Assessment for future regulatory disclosures.
•We continue to expand our Community giving employee giving and volunteering platform, now available across all UK, US and Canada sites, with plans for further expansion internationally in 2025.
•We launched a pilot of paid Volunteer Time Off in Western New York and the UK, allowing employees one paid shift of time per year to volunteer for nonprofit community organizations, with a goal to expand to more of our footprint in 2025.
•We have refined our corporate charitable giving guidelines to prioritize twelve key United Nations Sustainable Development Goals and developed toolkits to empower Moog sites around the world create local impact at a global scale.

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
Customers. Our principal customers are Original Equipment Manufacturers ("OEMs") and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 60% of 2024 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial market sales, which represented 27% of 2024 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2024, aftermarket sales accounted for 13% of total sales.
Our significant customers include tier one, large U.S. Government contractors and system integrators and are primarily within our Space and Defense, Military Aircraft and Commercial Aircraft segments. Net sales to our five largest customers represented approximately 29% of our 2024 sales.
All U.S. Government contracts are subject to termination by the U.S. Government. In 2024, sales under U.S. Government contracts represented 38% of total sales and were primarily within our Space and Defense and Military Aircraft segments.
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

Executive Officers	Current Position	Prior Positions	Age	Year First Elected Officer

Pat Roche	President, Chief Executive Officer and Director	On February 2, 2023, Pat Roche was named Chief Executive Officer. Previously, he served as Executive Vice President and Chief Operating Officer, a position he held since December 1, 2021. Prior to that, he served as President, Industrial, a position he held since 2012.	61	2012

Mark J. Trabert	Executive Vice President and Chief Operating Officer	On March 1, 2023, Mark J. Trabert was named Executive Vice President and Chief Operating Officer. Previously, he served as Vice President and President, Aircraft a position he held since 2015.	65	2015

Jennifer Walter	Executive Vice President and Chief Financial Officer	On January 2, 2020 Jennifer Walter was named Chief Financial Officer. Previously, she was Vice President - Finance, a position she held since 2018.	53	2008

Joseph Alfieri	Vice President and President, Space and Defense	On March 1, 2023, Joseph Alfieri was named Vice President and President, Space and Defense. Previously, he served as General Manager, Moog Construction, a position he held since 2021. Prior to that, he served as General Manager, Commercial Aircraft Original Equipment since 2018.	42	2023

Mark Graczyk	Vice President and President, Military Aircraft	On March 1, 2023, Mark Graczyk was named Vice President and President, Military Aircraft. Previously, he served as Chief Business Officer, Aircraft, a position he held since 2022. Prior to that, he served as General Manager, Industrial Controls since 2021 and Finance Director, Aircraft, since 2017.	41	2023

Stuart Mclachlan	Vice President and President, Industrial	On December 1, 2021, Stuart Mclachlan was named Vice President and President, Industrial Group. Previously, he was Chief Business Officer, Aircraft, a position he held since 2019. Prior to that, he served as Group Vice President for Aircraft Control Components.	53	2022

Michael Schaff	Vice President and President, Commercial Aircraft	On March 1, 2023, Michael Schaff was named Vice President and President, Commercial Aircraft. Previously, he served as General Manager, Commercial Aircraft Original Equipment since 2021. Prior to that, he served as Finance Director, Space and Defense since 2017.	53	2023

Paul Wilkinson	Executive Vice President and Chief Human Resources Officer		44	2017

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
Our business, financial condition and results of operations face many risks, many of which are not exclusively within our control. The known, material risks to our business summarized below should be carefully considered together with all the other information included in this report, including the financial statements and related notes. Any of the risks discussed below, elsewhere in this report or in our other SEC filings could have a material impact on our business, financial condition or results of operations. Although the risks summarized below are organized by heading, and each risk is summarized separately, many of the risks are interrelated. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently consider immaterial that may materially adversely affect our business, financial condition or results of operations in the future and may require significant management time and attention.
STRATEGIC RISKS
We operate in highly competitive markets with competitors who may have greater resources than we possess. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial markets and medical market, are larger, more diversified and have greater financial, marketing, production and research and development resources. Within the aerospace and defense industries, suppliers have consolidated to expand their product offerings and to secure long-term sole-source positions. As a result, these competitors may be better able to withstand the effects of periodic economic downturns. Our sales and operating margins will be negatively impacted if our competitors:
•develop products that are superior to our products,
•develop products of comparable quality and performance that are more competitively priced than our products,
•develop more efficient and effective manufacturing methods for their products and services, or
•adapt more quickly than we do to technological innovations or evolving customer requirements.
We believe that the principal points of competition in our markets are product quality, reliability, design and engineering capabilities, price, innovation, conformity to customers' specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. Maintaining or improving our competitive position requires continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and in our distribution networks. If we do not maintain sufficient resources to make these investments, are unsuccessful in meeting our quality or delivery standards or are unsuccessful in maintaining our competitive position, we could face pricing pressures or loss in market share, causing our operations and financial performance to suffer.

Our research and development and innovation efforts are substantial and may not be successful, which could reduce our sales and earnings. Our products and technological capabilities have undergone, and in the future may undergo, significant changes. In order to maintain a leadership position in the high-performance, precision controls market, we have incurred, and we expect to continue to incur, substantial expenses associated with research and development and innovation activities during the introduction of new products. Our technology has been developed through customer-funded and internally-funded research and development investments, as well as through business acquisitions. If we fail to predict customers' preferences, market preferences or fail to provide viable technological solutions, we may experience inefficiencies that could delay or prevent the acceptance of new products or product innovations. Also, incurred research and development expenses may exceed our cost estimates and the new products we develop may not generate sales sufficient to offset our investments. Additionally, our competitors may develop technologies or products that have more competitive advantages than ours and render our technology noncompetitive or obsolete.
If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, our business and our ability to compete could be harmed. Protecting our intellectual property is critical in order to maintain a competitive advantage. We therefore rely on internally developed and acquired patents, trademarks, copyrights, trade secrets, and proprietary know-how to establish and protect our technologies and products. However, these measures afford only limited protection, and our patent rights and other intellectual property protections have been in the past, and may be in the future, infringed, misappropriated, misrepresented, copied without authorization, circumvented or invalidated in the U.S. or in foreign countries that do not offer the same level of intellectual property protections. Also, as our patents and other intellectual property protections expire, we may face increased competition. Additionally, we cannot be assured that our existing or planned products do not, or will not, infringe on the intellectual property rights of others or that others will not claim such infringement. When others infringe on our intellectual property rights, the value of our products is diminished, and we have incurred, and may continue to incur, substantial litigation costs to enforce our rights. Litigation related to intellectual property matters has diverted, and may continue to divert, management's focus and resources away from operations. If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, we could face reputational harm and our inability to defend against these scenarios could have an adverse effect on our competitive position, our business operations and financial condition.
Our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or as we conduct portfolio shaping and footprint rationalization initiatives. Acquisitions are an element of our growth strategy as we opportunistically make strategic investments in our businesses. Our historical growth has depended, and our future growth could depend, on our ability to successfully identify, acquire and integrate acquired businesses. We intend to seek additional acquisition opportunities that enhance our core businesses or accelerate our position on our new growth ventures. Growth by acquisition involves risk that could adversely affect our financial condition and operating results. We may not know the potential exposure to unanticipated liabilities, and the acquisition agreements we may enter into may not fully protect us from unanticipated liabilities. Additionally, the expected benefits or synergies might not be fully realized, integrating operations and personnel may be slowed and key employees, suppliers or customers of the acquired business may depart. As a result of our ongoing margin expansion initiatives, we expect to continue to divest assets or businesses, discontinue products or reduce our operating footprint. Under certain circumstances, this may require us to record impairment charges or losses as a result of a transaction. In pursuing acquisition opportunities, integrating acquired businesses or divesting business operations, management's time and attention may be diverted from our core business, while consuming resources and incurring expenses for these activities.
MARKET CONDITION RISKS
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies and economic conditions and events. Boeing and Airbus are producing widebody aircraft at rates to support the post-pandemic air traffic volumes, as well as working through their current supply-chain challenges. Any adjustments to their ramp schedules affects the demand for our flight control systems. Also, U.S. Department of Defense and other foreign governments' defense funding levels, driven in part by the current global unrest, can fluctuate and affect our defense and our space programs. Our industrial product demand depends upon several factors including levels of capital investment, the pace of product innovations and technology upgrades, changing economic conditions and the current and forecasted price of oil and natural gas.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2024, sales under U.S. Government contracts represented 38% of our total sales, primarily within Space and Defense and Military Aircraft. Sales to foreign governments represented 9% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on cyclical annual congressional appropriations. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain and subject to congressional debate and spending prioritization. Any reduction in defense spending could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.
The loss of The Boeing Company as a customer or a significant reduction in the sales to The Boeing Company could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, as well as controls for space and defense applications, which totaled 12% of our 2024 sales. Sales to Boeing's commercial airplane group are generally made under long-term supply agreements. Boeing operates in a competitive environment and continues to evaluate the size, scope and cost of their supplier base. Also, Boeing continues to match their commercial production rates to the resized global air traffic volume and is increasing production rates following the COVID-19 pandemic. In addition, a portion of our sales to Boeing is tied to varying levels of government defense spending, and a reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and cash flow. Furthermore, a loss of Boeing as a customer could materially reduce our sales and earnings.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of September 28, 2024, our total backlog was $5.1 billion, which represents confirmed orders we believe will be recognized as revenue. There is no assurance that our customers will purchase all the orders represented in our backlog. If customers do not purchase these orders, it would increase our risk of inventory obsolescence and inventory write-downs, which would adversely affect our operations and our earnings. A significant portion of our backlog relates to commercial aircraft programs, and any adjustments to their schedules will affect the demand for our flight control systems. Also, given the uncertain nature of our contracts with the U.S. Government and other foreign governments, in part due to governments' abilities to modify, curtail or terminate major programs, we may not realize the full revenue value of the orders included in our backlog. If this occurs, our future revenue and growth prospects may be adversely affected.
OPERATIONAL RISKS
A constrained supply chain, as well as inflated prices, across various raw materials and third-party provided components and sub-assemblies have had, and could continue to have, a material impact on our ability to manufacture and ship our products, in addition to adversely impacting our operating profit and balance sheet. Constraints in our supply chain due to worldwide demand for electronics and components across several end markets has affected our business. We have experienced and may continue to experience shortages and delays in materials and components necessary in our manufacturing processes, preventing us from completing and shipping our final products on time. As a result of these interruptions and long lead times that may continue, we are selectively purchasing, in advance, certain raw materials and third-party provided components and sub-assemblies that we are concerned might otherwise be delayed. Additionally, the prices for materials and components used in our products has increased, adding additional pressures to our operating margins. We may be unable to raise our prices for our products equal to the increased prices for supplied materials and components, and if our constrained supply chain continues or we otherwise face continued price increases from our suppliers, our operating profit and balance sheet may be negatively impacted. Additionally, sole-source suppliers could apply leverage over price or other terms, which could adversely affect our financial condition, operating results and cash flow.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. We rely on other companies to perform portions of the manufacturing process of our products. While we actively manage our supply chain, establishing alternate sources, some business conditions cause us to obtain certain components and sub-assemblies from a single supplier or a limited group of suppliers. There are risks that we may have disputes with our subcontractors regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. A failure by any of our sole-sourced or group of subcontractors to timely and satisfactorily provide the required, defect-free supplies or components, or perform the required services, may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our prime contract for default, which could expose us to liability and substantially impair our ability to compete for future orders.
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
We may not be able to prevent, or timely detect, issues with our products and our manufacturing processes which may adversely affect our operations and our earnings. We must continuously improve product development and manufacturing processes and systems to ensure we deliver high-quality, technically advanced products. Due to growth in operations and our constrained supply chain, there is a risk our current manufacturing processes and systems are unable to maintain our high-quality and on-time delivery standards for our customers. If we are unable to maintain these standards, we could experience late deliveries and penalties, recalls, increased warranty costs, order cancellations and litigation.
The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products or our subcontractors' products may necessitate a product recall. We include complex system designs and components in our products that could contain errors or defects, particularly when we incorporate new technologies into our customer solutions. If any of our products are defective, we could be required to redesign or recall those products, pay substantial damages or warranty claims or face actions by regulatory bodies and government authorities. Such an event could result in significant expenses, delay sales, inflate inventory, cause reputational damage or cause us to withdraw from certain markets. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property or economic loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

FINANCIAL RISKS
We make estimates in accounting for over-time contracts, and changes in these estimates may have significant impacts on our earnings. We have over-time contracts with some of our customers, predominantly in our aerospace and defense markets. We recognize revenue using an input method that uses costs incurred to date to measure progress toward completion ("cost-to-cost"). Changes in these required estimates could have a material adverse effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known and can be reasonably estimated. Amounts representing performance incentives, penalties, contract claims or impacts of scope change negotiations are considered in estimating revenues, costs and profits. Due to the substantial judgments involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates. See Note 2 - Revenue from Contracts with Customers of Item 8, Financial Statements and Supplementary Data, of this report.
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2024, fixed-price contracts represented 93% of our over-time sales that we account for using the cost-to-cost method. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Although we closely monitor all programs and continuously seek opportunities, in coordination with our customers and suppliers, to mitigate future material impacts on fixed price contract profitability, we may be unsuccessful in these efforts and our net earnings may be reduced. Contract loss reserves are most commonly associated with fixed-price contracts that involve the design and development of control systems to meet the customer's specifications.
Our indebtedness and restrictive covenants under our credit facilities and indenture governing our senior notes could limit our operational and financial flexibility. We have incurred significant indebtedness and may incur additional debt as we invest in operations, research and development, capital expenditures and acquisitions. Our ability to make scheduled interest and principal payments could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could place us at a competitive disadvantage through higher debt costs, limiting our ability to meet operational and capital needs, delaying our reactions to changes in market conditions and pursuing acquisitions. In addition, the restrictive covenants under both our credit facilities and the indenture governing our senior notes could limit our operational and financial flexibility, which could also impact our ability to efficiently operate our business.
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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and enterprise value. Goodwill and other intangible assets are a substantial portion of our assets. At September 28, 2024, goodwill was $834 million and other intangible assets were $63 million of our total assets of $4.1 billion. The amount of goodwill and other intangible assets may increase in the future as a result of acquisitions. However, we may have to impair all or part of our goodwill or other intangible assets if the fair value falls because of changes in macroeconomic conditions, industry and market environments or the financial performance of the company. Although this impairment would be a non-cash charge, it could reduce our earnings and adversely affect our enterprise value. We review whether goodwill or other intangible assets have been impaired annually, or more frequently, if there have been changes in circumstances or conditions.

Unforeseen exposure to additional income tax liabilities may affect our operating results. Our distribution of taxable income is subject to domestic and foreign tax jurisdictions. Our effective tax rate and earnings may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of deferred tax assets and outcomes of any audits performed on previous tax returns. Additionally, any alterations to domestic and foreign government tax regulations or interpretations, global minimum taxes or other tax law changes could have significant impacts on our effective tax rate and on our deferred tax assets and liabilities. During October 2021, the Organization for Economic Cooperation and Development (OECD) passed Pillar Two, an inclusive framework on Base Erosion and Profit Sharing, which would enact a minimum 15% tax for large multinational companies. Many countries are considering changes to their tax laws or proposing new tax laws to align with the recommendations that have been made by the OECD regarding Pillar Two. We are closely monitoring developments and evaluating the potential impacts of Pillar Two, which could adversely affect our effective tax rate, tax payments and results of operations.
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
Government regulations could limit our ability to sell our products outside the U.S. and otherwise adversely affect our business. Our failure to obtain, or fully adhere to, the limitations contained in the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the U.S. In addition, the U.S. Government has established, and from time to time revises, sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, anti-bribery, privacy regulations and anti-boycott provisions. From time to time, we have filed, and may in the future file, voluntary disclosure reports with the U.S. Department of State and the Department of Commerce regarding certain violations of U.S. export laws and regulations discovered by us in the course of our business activities, employee training or internal reviews and audits. To date, our voluntary disclosures relating to export compliance matters have not resulted in a fine, penalty, or export privilege denial or restriction that has materially impacted our financial condition or ability to export. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities. In the extreme case, these failures could result in financial penalties, suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. For our sales mix by country, see Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.

We are involved in various legal proceedings, the outcome of which may be unfavorable to us. Our business may be adversely impacted by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. We estimate loss contingencies and establish reserves based on our assessment when liability is deemed probable and reasonably estimable, given the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingencies recognized as liabilities.
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
We may face reputational, regulatory or financial risks from a perceived, or an actual, failure to achieve our sustainability goals. The increased focus on sustainability practices and disclosures is rapidly evolving, as is the criteria to measure our sustainability performance; both of which could result in greater expectations and may cause us to undertake costly initiatives to satisfy the evolving criteria. As we advance our sustainable business model, we are pursuing programs that we believe will improve our environmental practices, social engagement and how we govern ourselves. We periodically publish information about our sustainability goals, standards and frameworks. Achievement of these objectives is subject to risks and uncertainties, many of which are outside of our direct control, and it is possible we may fail, or be perceived to have failed, in the achievement of our sustainability goals. Also, certain customers, associates, shareholders, investors, suppliers, business partners, government agencies and non-governmental organizations may not be satisfied with our sustainability efforts. A failure, or perceived failure, of our sustainability goals could negatively affect our reputation and our results of operations.
Invalidation of Moog Military Aircraft LLC’s facility security clearance by the U.S. Defense Counterintelligence and Security Agency could impact potential future business as well as adversely affect our operating results. On June 28, 2024, Moog Military Aircraft LLC (“MMA”), our subsidiary, received a facility security clearance from the U.S. Department of Defense. MMA’s facility security clearance allows it to bid on and receive new classified contracts from U.S. government contracting agencies and from prime contractors. If, in the future, we are found to be in noncompliance, or if we are required to comply with additional obligations, the U.S. Defense Counterintelligence and Security Agency ("DCSA") could invalidate MMA's facility security clearance, which may adversely impact our sales, operating profit and cash flow.
GENERAL RISKS
Future terror attacks, war, natural disasters, public health crises or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters, public health crises and other catastrophic events could lead to economic instability and decreased demand for commercial products, which could negatively impact our business, financial condition, results of operations and cash flows. From time to time, terrorist attacks worldwide have caused instability in global financial markets and in the aviation industry. Also, our facilities and suppliers are located throughout the world and could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in the loss of customers or significantly increase costs, including penalty claims under customer contracts.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 1C.	Cybersecurity.
Cybersecurity Risk Management and Strategy
Our cybersecurity policies and reporting processes are designed so that members of our senior management receive timely and adequate information regarding cybersecurity matters that impact the Company, including threats and incident response. We have implemented an approach to assess, identify and manage cybersecurity risks within our overall enterprise risk management program that shares common methodologies, reporting channels and governance processes and is based on a recognized framework established by the National Institute of Standards and Technology.
Cybersecurity risks, both internal and from third parties, are tracked regularly. We have established plans and procedures to guide us through an active threat or incident in order to return to normal business operations. We have developed a notification process to allow for real-time escalation of material cybersecurity incidents by and among members of our Corporate IT Security Team ("CIST").
We also maintain an Executive Cyber Incident Escalation Team (“ECIET”), which consists of our Chief Executive Officer ("CEO"), Chief Financial Officer (“CFO”), Chief Information Officer (“CIO”) and the Chief Information Security Officer (“CISO”). The ECIET meets annually to practice and refine our processes through tabletop exercises simulating cyberattacks for incident response, management and escalation at both technical and executive levels in order to maintain readiness to respond and to identify any areas where improvements or updates to our cybersecurity infrastructure or procedures are required.
In addition, our IT infrastructure management program maintains an IT Crisis Response Plan (“ICRP”) where we have disaster recovery plans for key applications. The ICRP includes processes which address disruption of services that affect any IT services supplied by third-party vendors or service providers. Our IT infrastructure management program also ensures an initial risk assessment is conducted on all new third-party vendors prior to engagement.
We regularly complete periodic assessments and testing of our practices to address cybersecurity threats and incidents by performing internal audits of internal processes and controls. We engage third-party expertise and utilize threat intelligence feeds to supplement and enhance our CIST of cybersecurity professionals. In addition, we require all employees to take several mandatory cybersecurity training courses on an annual basis.
In the ordinary course of our business, we have experienced and expect to continue to experience, cyber-based attacks and other attempts to compromise our information systems. Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe that any risks from any cybersecurity threats or from any previous cybersecurity incident have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Although our processes are designed to help prevent, detect, respond to and mitigate the impact of such incidents, whether directly or through our supply chain or other channels, we face a risk of such threats, the consequences of which could be material. Further, the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against these potential threats and incidents in the future. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” under the heading "We face, and may continue to face, risks related to information systems interruptions, intrusions and or new software implementations, which may adversely affect our business operations" for a discussion of cybersecurity risks.

Cybersecurity Governance
Our Board of Directors (“Board”) is informed about cybersecurity risk matters pertaining to the Company and its operations as part of our overall enterprise risk assessment. At least annually, or more frequently as necessary, the Board receives cybersecurity briefings and is apprised of cybersecurity incidents deemed to pose significant risk to us. Our internal controls and procedures are designed to provide for the identification, notification, escalation and communication of cybersecurity incidents to management, including when appropriate to the Board, so that decisions regarding public disclosure and reporting of such incidents can be made in a timely manner.
The CIST, led by our CISO, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes that protect, detect and respond in the defense of our data and enterprise computing systems and networks.
The CIST is supported by experienced and knowledgeable leaders, who each have several decades of experience managing risk at Moog or similar companies, including risks arising from cybersecurity threats. The CIST consists of several centers of expertise comprised of persons with many types of skills and ability, including security operations center analysts, cyber engineers, threat hunters, threat modelers, cyber risk and compliance professionals, and threat and vulnerability management analysts. Members of the CIST maintain cybersecurity credentials, such as Certified Information Security Manager, Certified Information Systems Security Specialist, CompTIA Security+ and cybersecurity Analyst+, EC-Council Certified Ethical Hacker, Computer Hacking Forensic Investigator, and several vendor product certifications including from Amazon Web Services, Microsoft and Qualys.
We also perform annual internal assessments and audits of internal processes and controls related to cybersecurity and engage third-party experts to support the assessment of cybersecurity related risks, including cybersecurity penetration testing. The results of these assessments, audits and tests are reported to the CIO and CFO.
In the event of a cybersecurity incident, we engage our Incident Response Plan, which outlines the steps to be followed regarding preparation, detection, analysis, containment, eradication, recovery, notification, and post-incident remediation. Notification includes informing functional areas (e.g., legal), as well as senior management and the Board, as appropriate. We also have an insider threat detection program to proactively identify internal threats and mitigate those threats in a timely manner. As a defense contractor, we must comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement to adequately safeguard controlled unclassified information and reporting cybersecurity incidents to the Department of Defense’s Cybersecurity Maturity Model Certification program. Moog also shares and receives threat intelligence information with our defense industrial base peers, government agencies, information sharing and analysis centers and cybersecurity associations.
The CISO and the CIO present cybersecurity updates regularly and, as necessary, to the CFO. The CFO will engage the Board to participate in assessing cybersecurity risk as part of the Company’s overall risk assessment. In addition, the Board is informed when a cybersecurity issue is identified that may pose significant risk to the Company.

Item 2.	Properties.
On September 28, 2024, we occupied 5,603,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Space and Defense	1,177,000	463,000	1,640,000
Military Aircraft	841,000	256,000	1,097,000
Commercial Aircraft	603,000	286,000	889,000
Industrial	1,483,000	474,000	1,957,000
Corporate Headquarters	20,000	—	20,000
Total	4,124,000	1,479,000	5,603,000
We have principal manufacturing facilities in the U.S. and countries throughout the world in the following locations:
•Space and Defense - U.S., Ireland, United Kingdom and Australia.
•Military Aircraft - U.S. and United Kingdom.
•Commercial Aircraft - U.S., Philippines, United Kingdom and Ireland.
•Industrial - U.S., Germany, Italy, Japan, India, China, Costa Rica, Netherlands, Canada, Lithuania, United Kingdom and Philippines.
Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained, are generally in good condition and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and on the basis of that review, may from time to time acquire additional facilities, expand or dispose of existing facilities. Leases for our properties expire at various times from 2025 through 2093. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
The number of registered shareholders of our Class A common stock and Class B common stock was 493 and 294, respectively, as of November 21, 2024.
The following table summarizes our purchases of our common stock for the quarter ended September 28, 2024.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
June 30, 2024 - August 3, 2024	80,679	$172.91	—	2,172,081
August 4, 2024 - August 31, 2024	22,226	189.76	—	2,172,081
September 1, 2024 - September 28, 2024	27,332	193.14	—	2,172,081
Total	130,237	$180.03	—	2,172,081

(1)Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") and the Employee Stock Purchase Plan ("ESPP") as follows: 21,540 shares at $180.31 during July; 7,787 shares at $186.64 during August and 16,978 shares at $188.66 during September.
(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In July, we accepted delivery of 286 Class A shares at $194.70 and 259 Class B shares at $190.55; In August, we accepted delivery of 305 Class A shares at $192.52 and 6,095 Class B shares at $186.07; In September, we accepted delivery of 10,354 Class A shares at $200.48. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 58,594 Class B shares at $170.00 in July and 8,039 Class B shares at $195.46 in August from the SECT.
(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Performance Graph
The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2019, including reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return
Among Moog Inc., the NYSE Composite Index, and the S&P Aerospace & Defense Index
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
Index Value
9/19
9/20
9/21
9/22
9/23
9/24
Period Ending
Moog Inc. - Class A Common Stock
NYSE Composite - Total Return Index
S&P Aerospace & Defense Index

	9/19	9/20	9/21	9/22	9/23	9/24
Moog Inc. - Class A Common Stock	$100.00	$79.06	$96.06	$89.82	$145.81	$262.61
NYSE Composite - Total Return Index	100.00	100.14	130.07	111.10	130.15	168.74
S&P Aerospace & Defense Index	100.00	71.72	92.95	87.69	97.55	140.73

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
We operate under four segments, Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Italy, Costa Rica, China, Netherlands, Japan, Canada, India and Lithuania.
Under ASC 606, 64% of revenue was recognized over time for the year ended September 28, 2024, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.
For the year ended September 28, 2024, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
Our fundamental long-term strategies that will help us achieve our financial objectives center around pricing and simplification initiatives. Our pricing initiatives focus on receiving recognition for the value we deliver to our customers across all of our markets. Our simplification initiatives center around 80/20 methodologies, and include:
•shaping our product and business portfolio to invest in growth areas and to divest those that no longer fit,
•rationalizing our footprint to align with current and future business levels,
•focusing our factories so that individual sites meet the unique needs of a specific market, and
•investing in automation and technologies to improve business operations.
We focus on improving shareholder value through strategic revenue growth, both organic and acquired, improving operating efficiencies and manufacturing initiatives and utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, our capital deployment priority in the near-term continues to be investing for organic growth. With the anticipation of several significant programs that will provide long-term revenue growth starting in a few years, our investments in our facilities will continue at elevated levels to ensure we are well prepared for these opportunities.
Acquisitions, Divestitures and Assets Held for Sale
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the Consolidated Statements of Earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the Consolidated Balance Sheets. The purchase price described for each acquisition below is net of any cash acquired, includes debt issued or assumed and the fair value of contingent consideration.
Acquisitions
On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $6 million. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment.
Assets Held for Sale
In 2024, we recorded losses in Asset impairment and fair value adjustment of $15 million related to selling a motors business in the Czech Republic and a hydraulic systems business in Luxembourg that were included in our Industrial segment. We reclassified $9 million in other current assets and $5 million in accrued liabilities as held for sale. We completed the sale of these businesses on September 30, 2024. We do not expect any significant additional losses as a result of completing the transactions.
For further information, refer to Note 3 - Acquisitions, Divestitures and Assets Held for Sale, of Item 8, Financial Statements and Supplementary Data, of this report.

Equity Method and Other Investments
We use the equity method of accounting to record investments and operating results of those investments in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations. We held the following equity method investments and joint ventures as of the year ended September 28, 2024.
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
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6 million.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of September 28, 2024. In addition to the investment, we had a loan to HMS for $3 million, which we wrote off during 2023 and is included in Asset Impairment in the Consolidated Statement of Earnings.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. In 2024, we recorded an impairment for the devaluation of an investment of $5 million, which is included as Asset impairment in the Consolidated Statement of Earnings. As of September 28, 2024 we had investments of $5 million, which are included as Other assets in the Consolidated Balance Sheets.
For further information, refer to Note 9 - Equity Method and Other Investments, of Item 8, Financial Statements and Supplementary Data, of this report.

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
Revenue Recognition on Over-Time Contracts
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. For contracts that qualify for over time treatment, we recognize revenue as control of the promised goods or services is being transferred to the customer. This is accomplished by using the cost-to-cost method of accounting, which measures progress as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. Revenue recognized using the cost-to-cost method of accounting over time for the year ended September 28, 2024 was 64% of total revenue. Revenue and cost estimates for substantially all over-time contract performance obligations are reviewed and updated quarterly. For further information, refer to Note 2 - Revenue from Contracts with Customers and Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
Contract Reserves
At September 28, 2024, we had contract reserves of $72 million. Contract reserves are comprised of contract loss reserves, recall reserves, and contract-related reserves. Contract loss reserves are recorded for open contracts where it is anticipated that contract costs will be greater than contract income and are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related reserves are recorded for other reasons, such as delivery issues outside of the ordinary scope of the contract. For all three types of reserves, a provision for the entire amount of the loss is charged against income in the period in which the loss becomes known and can be reasonably estimated by management. For further information, refer to Note 2 - Revenue from Contracts with Customers, of Item 8, Financial Statements and Supplementary Data, of this report.
Reserves for Inventory Valuation
At September 28, 2024, we had net inventories of $864 million, or 40% of current assets. Reserves for inventory were $151 million, or 15% of gross inventories. Inventories are stated at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out method of valuation.
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

Reviews for Impairment of Goodwill
At September 28, 2024, we had $834 million of goodwill, or 20% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We also test goodwill for impairment when there is a change in reporting units.
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
The determination of our assumptions is subjective and requires estimation. Substantial changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.
For our annual test of goodwill for impairment in 2024, we performed a qualitative assessment for each of our four reporting units.
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
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. In 2024, pension expense for all defined benefit plans, which includes the postretirement benefit plan, was $26 million. For further information, refer to Note 15 - Employee Benefit Plans, of Item 8, Financial Statements and Supplementary Data, of this report. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality rates. Other assumptions include salary increases and retirement age.
We use the spot rate approach to estimate the service and interest cost components of the net periodic benefit cost for most of our plans. Under this approach the service cost is determined by applying the discount rates along the yield curve to the specific service cost cash flows to determine the present value. The interest cost component is computed by using each assumed discount rate along the curve. The discount rates used in determining expense for the U.S. Employees’ Retirement Plan, our largest plan, in 2024 were 6.0% for service cost and 5.8% for interest cost, compared to 5.5% and 5.4%, respectively, in 2023. A 50 basis point decrease in the discount rates would decrease our annual pension expense by approximately $2 million. The discount rates are used to state expected future cash flows at present value. Using a higher discount rate typically decreases the present value of pension obligations and decreases pension expense. We use the Aon Hewitt AA Above Median yield curve to determine the discount rate for our U.S. defined benefit plans at year end. We believe that the Aon Hewitt AA Above Median yield curve best mirrors the yields of bonds that would be selected by management if actions were taken to settle our obligation.
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
The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2024 expense for our largest plan, we used a 7.3% return on assets assumption, compared to 6.5% for 2023. A 25 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by approximately $1 million.

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
We record reserves against tax benefits when it’s more likely than not that we will not sustain a position if the appropriate taxing jurisdiction had full information and examined our position. We adjust these reserves when facts and circumstances change, such as when progress is made by taxing authorities in their review of our position. There is a considerable amount of judgment in making these assessments. There were no significant reserves taken in 2024.
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
At September 28, 2024, we had gross deferred tax assets of $201 million and deferred tax asset valuation allowances of $11 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards, contract reserves and lease liabilities. The deferred tax assets include $18 million related to tax benefit carryforwards associated with net operating losses and tax credits, for which $11 million of deferred tax asset valuation allowances are recorded. For further information, refer to Note 16 - Income Taxes, of Item 8, Financial Statements and Supplementary Data, of this report.

CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our results of operations in 2024 compared to 2023. A discussion of our 2023 results of operations compared to 2022 results can be found within Part II, Item 7. Management's Discussion and Analysis within our 2023 Annual Report on Form 10-K, filed with the SEC on November 14, 2023.

				2024 vs. 2023		2023 vs. 2022
(dollars and shares in millions, except per share data)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$3,609	$3,319	$3,036	$290	9%	$283	9%
Gross margin	27.6%	26.9%	27.0%
Research and development expenses	113	107	110	6	6%	(3)	(3%)
Selling, general and administrative expenses as a percentage of sales	13.7%	14.2%	14.8%
Interest expense	62	64	37	(1)	(2%)	27	73%
Asset impairment and fair value adjustment	22	15	18	8	N/M	(3)	(19%)
Restructuring expense	24	8	10	16	N/M	(2)	(16%)
Loss on sale of businesses	—	1	3	(1)	N/M	(2)	(73%)
Gain on sale of buildings	(1)	(10)	(9)	9	N/M	(1)	N/M
Pension settlement	—	13	—	(13)	N/M	13	—%
Other	14	9	1	5	52%	8	N/M
Effective tax rate	22.6%	20.9%	23.6%
Net earnings	$207	$171	$155	$36	21%	$16	10%
Diluted average common shares outstanding	32	32	32	—	1%	—	—%
Diluted earnings per share	$6.40	$5.34	$4.83	$1.06	20%	$0.51	11%
Total backlog	$5,060	$5,150	$5,200	$(90)	(2%)	$(50)	(1%)
Twelve-month backlog	$2,500	$2,420	$2,300	$80	3%	$120	5%
Net sales increased across all our segments in 2024 compared to 2023, driven by production ramps in Commercial Aircraft and by defense market growth in Military Aircraft and Space and Defense.
Gross margin increased in 2024 compared to 2023, driven by improved performance on our space vehicle development programs, a $14 million benefit from the Employee Retention Credit associated with the CARES Act and the results of our pricing and simplification initiatives across all of our segments.
Research and development expenses increased in 2024 compared to 2023. Activities supporting our new growth programs in Space and Defense and Industrial were partially offset by a reduction in Military Aircraft.
Selling, general and administrative expenses as a percentage of sales decreased in 2024 compared to 2023, reflecting the incremental benefit from higher sales volume.
Interest expense decreased in 2024 compared to 2023 due to capitalizing $10 million of interest associated with certain major long term capital projects in 2023 and 2024. Mostly offsetting the reduction was the impact of higher rates on outstanding debt balances, as well as higher debt balances.
In 2024 and 2023, we incurred restructuring charges, impairment charges, inventory write-downs and other charges across all our segments, as we continued to simplify our business. In 2023, we also incurred a non-cash pension settlement charge, which was mostly offset by the gain from the sales of three buildings in Industrial.
The effective tax rate was higher in 2024 compared to 2023, as the prior year included higher amounts of research and development tax credit benefits.
The twelve-month backlog at September 28, 2024 increased as compared with the twelve-month backlog at September 30, 2023. Within Commercial Aircraft, we had higher spares orders in our aftermarket programs. Within Space and Defense, we had higher orders across our satellite and launch vehicle programs, as well as for defense component programs. These were partially offset by the timing of orders in various Military Aircraft programs.

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
Space and Defense

				2024 vs. 2023		2023 vs. 2022
(dollars in millions)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,018	$947	$872	$71	7%	$75	9%
Operating profit	$127	$96	$87	$31	33%	$9	10%
Operating margin	12.5%	10.1%	10.0%
Space and Defense net sales increased in 2024 compared to 2023, driven by strong, broad-based demand for defense applications. In 2024, sales increased $45 million in our defense programs and $26 million in our space programs. Within our defense market, higher U.S. demand for our component products and the ramp of new defense pursuits serving European needs increased sales. Within our space market, higher demand for launch vehicle and satellite components was partially offset by lower activity across our space vehicle programs.
Operating margin increased in 2024 compared to 2023 driven by strong operational performance, including improved performance on our space vehicle programs and by the benefits from our pricing initiatives. In 2024 and 2023, we incurred restructuring, inventory write-down, impairment and other charges of $9 million and $3 million, respectively. Excluding these charges, adjusted operating margins in 2024 and 2023 were 13.4% and 10.5%, respectively.
Military Aircraft

				2024 vs. 2023		2023 vs. 2022
(dollars in millions)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$812	$720	$742	$91	13%	$(22)	(3%)
Operating profit	$86	$60	$90	$25	42%	$(30)	(33%)
Operating margin	10.6%	8.4%	12.1%
Military Aircraft net sales increased in 2024 compared to 2023, driven by growth on development and production aircraft. Sales increased $88 million in military OEM programs, driven by the ramp-up of activity on the FLRAA program and other OEM production programs.
Operating margin increased in 2024 compared to 2023, driven by the benefits of cost absorption from having a full year of activity on the FLRAA program, and by a reduction in research and development expenses. Partially offsetting these benefits in 2024 were impairment, restructuring and other charges of $11 million, compared to inventory write-down, impairment and other charges of $4 million in 2023. Excluding these charges, adjusted operating margins in 2024 and 2023 were 12.0% and 9.0%, respectively.

Commercial Aircraft

				2024 vs. 2023		2023 vs. 2022
(dollars in millions)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$788	$669	$514	$239	18%	$154	30%
Operating profit	$91	$84	$34	$7	8%	$51	151%
Operating margin	11.6%	12.6%	6.5%
Commercial Aircraft net sales increased in 2024 compared to 2023. Commercial OEM sales increased $90 million, as we experienced growth from production ramps on widebody, narrowbody and business jet programs. Commercial aftermarket sales increased $30 million, driven by higher levels of spares for initial provisioning and higher repair volumes.
Operating margin decreased in 2024 compared to 2023. The absence of favorable aftermarket retrofit activity and the sale of inventory upon exiting a mature platform from 2023, were partially offset by higher production volume in 2024.
Industrial

				2024 vs. 2023		2023 vs. 2022
(dollars in millions)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$991	$983	$907	$8	1%	$76	8%
Operating profit	$91	$102	$72	$(12)	(11%)	$30	41%
Operating margin	9.1%	10.4%	8.0%
Industrial net sales increased in 2024 compared to 2023. Sales increased $31 million in our simulation and test market. Higher demand for our flight simulation systems, which support the increased pilot training demand, and for our test products drove the sales increase in this market. Sales also increased $14 million in our energy market. Partially offsetting these increases was a $42 million sales decrease in our industrial automation market, reflecting a slowdown in orders.
Operating margin decreased in 2024 compared to 2023 due to higher amounts of simplification charges. In 2024 we incurred impairment, restructuring and inventory write-down charges of $32 million. In 2023, we incurred impairment, restructuring, inventory write-down and other charges of $21 million, partially offset by a $10 million gain related to the sales of three buildings. Excluding these charges, adjusted operating margins in 2024 and 2023 were 12.4% and 11.5%, respectively. The increase in adjusted operating margin was driven by the benefits from our pricing initiatives.

SEGMENT OUTLOOK

			2025 vs. 2024
(dollars in millions)	2025	2024	$ Variance	% Variance
Net sales:
Space and Defense	$1,085	$1,018	$67	7%
Military Aircraft	840	812	28	3%
Commercial Aircraft	835	788	47	6%
Industrial	940	991	(51)	(5%)
	$3,700	$3,609	$91	3%
Operating profit:
Space and Defense	$154	$127	$27	21%
Military Aircraft	110	86	24	28%
Commercial Aircraft	92	91	1	1%
Industrial	126	91	35	39%
	$482	$395	$87	22%
Operating margin:
Space and Defense	14.2%	12.5%
Military Aircraft	13.1%	10.6%
Commercial Aircraft	11.0%	11.6%
Industrial	13.4%	9.1%
	13.0%	11.0%

Net earnings	$267	$207
Diluted earnings per share	$8.20	$6.40
2025 Outlook – We expect higher sales in 2025 driven by continued growth in our aerospace and defense markets. Portfolio shaping activities in Industrial will reduce sales. We expect operating margin will increase due to the continued benefits of our pricing and simplification initiatives. Partially offsetting the incremental profit is an expected higher tax rate. We expect diluted earnings per share will range between $8.00 and $8.40, with a midpoint of $8.20.
2025 Outlook for Space and Defense – In 2025, we expect sales growth across both of our space and defense markets, primarily driven by the strong demand for defense products, in particular in space and European ground vehicle markets. We expect operating margin will increase due to profitable growth and pricing initiatives, partially offset by the lack of the prior year's employee retention credit.
2025 Outlook for Military Aircraft – In 2025, we expect sales growth in OEM programs, driven primarily by further growth on the FLRAA program, and in aftermarket programs, driven by the military ensuring mission readiness across the fleet. We expect operating margin will increase due to a transition on several programs from development to production, thereby reducing our cost risks, and by both higher sales volume and the benefits of our pricing initiatives, as well as the absence of impairment, restructuring and other charges recorded in 2024.
2025 Outlook for Commercial Aircraft – In 2025, we expect sales growth to come from continued production ramps on nearly all of our programs. This sales growth will be tempered by both pressures on our Boeing platforms and by reduced production levels at one of our facilities due to storm damage. We expect operating margin will decrease due to an unfavorable sales mix as OEM production levels outpace aftermarket sales growth, and by our facility's production recovery.
2025 Outlook for Industrial – In 2025, we expect a decrease in sales due to the lost sales associated with our portfolio shaping activities. We expect operating margin will increase due to the savings from our simplified operations, the benefits of our pricing initiatives and the the absence of restructuring and other charges recorded in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

				2024 vs. 2023		2023 vs. 2022
(dollars in millions)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$202	$136	$247	$66	49%	$(111)	(45%)
Investing activities	(160)	(163)	(85)	4	(2%)	(78)	91%
Financing activities	(49)	(23)	(135)	(26)	111%	112	(83%)
Operating activities
Net cash provided by operating activities increased in 2024 compared to 2023. Billed and unbilled receivables provided $171 million more of cash, driven by better collections and the expansion of our receivables financing program. Also, net earnings increased substantially. Partially offsetting these sources of cash was customer advances, which used $164 million more of cash as we worked down advances across all our segments.
Investing activities
Net cash used by investing activities in 2024 included $156 million of capital expenditures, which included $10 million for the adjustment we made in the fourth quarter of 2024 to capitalize interest associated with major long term capital projects in 2023 and 2024. Net cash used by investing activities in 2024 also included $6 million associated with the acquisition of DCL.
Net cash used by investing activities in 2023 included $173 million of capital expenditures, including a $28 million building purchase. Also, 2023 included $22 million of proceeds from the sales of buildings and businesses.
Financing activities
Net cash used by financing activities in 2024 included $9 million of net borrowings on our credit facilities. Partially offsetting the borrowings was a cash use of $35 million for dividend payments.
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
At September 28, 2024, our cash balances were $62 million, which includes $56 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.
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
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding credit facility borrowings was 6.73% and is based on SOFR plus the applicable margin, which was 1.60% at September 28, 2024.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on October 26, 2025. Interest was 7.24% as of September 28, 2024 and is based on SOFR plus a margin of 2.23%.
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
At September 28, 2024, we had $755 million of unused capacity, including $721 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.
Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.88% as of September 28, 2024.
We are in compliance with all covenants under each of our financing arrangements. See Note 4 - Receivables and Note 10 - Indebtedness, of Item 8, Financial Statements and Supplementary Data, for additional details regarding our financing arrangements.

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
Contractual Obligations and Commercial Commitments
For further information on our contractual obligations and commitments as of September 28, 2024, see the notes referenced below, of Item 8, Financial Statements and Supplementary Data, of this report.
Right-of-use lease liabilities - See Note 7 - Leases, for details on obligations and timing of expected future payments, including a five-year maturity schedule.
Debt Obligations and Interest Payments - See Note 10 - Indebtedness, for details of our debt and timing of expected future principal and interest payments. Our current and long-term interest obligation on fixed-rate debt is $21 million and $47 million, respectively. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at September 28, 2024, would be approximately $27 million annually.
Employee Benefit Plans - See Note 15 - Employee Benefit Plans, for details on our obligations and timing of expected future payments under these plans. In 2025, we anticipate making contributions to defined benefit pension plans of $15 million, of which approximately $6 million is for a non-qualified U.S. plan. We are unable to determine minimum funding requirements beyond 2024. We have made no discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements. We do not plan to make additional contributions for the foreseeable future.
Income Taxes - We are unable to determine or estimate any potential changes to unrecognized tax benefits. See Note 16 - Income Taxes, for additional details of tax obligations.
Commitments - See Note 24 - Commitments and Contingencies, for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets.
Our aerospace and defense businesses represented 73% of our 2024 sales. Our defense market, which represented 51% of our 2024 sales, is directly affected by defense funding levels, which have recently increased. Our commercial aircraft market, which represented 22% of our 2024 sales, is aligning with our customers' current plans.
Within our industrial markets, which represented 27% of our 2024 sales, our programs benefited from increased order demand within industrial automation, simulation and test and energy markets.
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
The commercial OEM aircraft market depends on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Boeing and Airbus are producing widebody aircraft at rates to support the post-pandemic air traffic volumes, as well as working through their current supply-chain challenges. Any adjustments to their ramp schedules affects the demand for our flight control systems.
The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen higher demand levels for our maintenance services and spare parts due to the increased number of flight hours across existing fleets.
The space market is comprised of three customer markets: the civil market, the U.S. Department of Defense market and the commercial space market. The civil market, namely NASA, is driven by investment for commercial and exploration activities, including NASA's return to the moon. The U.S. Department of Defense market is driven by governmental-authorized levels of defense spending, including funding for defense-related satellite and space vehicle technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is driven by demand for small satellites, which offer new innovative space applications. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. Our launch vehicle and satellite components and systems will continue to benefit from increased investments in these markets.

Industrial
Within industrial, we serve two end markets: industrial and medical. The industrial market consists of industrial automation products, simulation and test products and energy generation and exploration products. The medical market consists of medical devices and medical components products.
The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product and technology innovation, economic conditions and cost-reduction efforts. Our industrial automation customers mainly serve the automotive market.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2024 sales were denominated in foreign currencies. During 2024, average foreign currency rates generally strengthened against the U.S. dollar compared to 2023. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $4 million compared to one year ago. During 2023, average foreign currency rates generally weakened against the U.S. dollar compared to 2022. The translation of the results of our foreign subsidiaries into U.S. dollars decreased 2023 sales by $19 million compared to 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies, included in Item 8, Financial Statements and Supplementary Data, of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt, receivables sold under the Receivables Purchase Agreement (the "RPA") and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency contracts. We do not hold or issue financial instruments for trading purposes. In 2024, our derivative instruments consisted of foreign currency contracts.
At September 28, 2024, we had $377 million of borrowings subject to variable interest rates. At September 28, 2024, we had no outstanding interest rate swaps. During 2024, our average borrowings subject to variable interest rates were $477 million and, therefore, if interest rates had been one percentage point higher during 2024, our interest expense would have been $5 million higher.
At September 28, 2024, we had $125 million of receivables sold under the RPA subject to variable interest rates. During 2024, our average receivables sold under the RPA subject to variable interest rates were $119 million and, therefore, if interest rates had been one percentage point higher during 2024, our interest expense would have been $1 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases and revenue, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency contracts with notional amounts of $174 million outstanding at September 28, 2024 that mature at various times through October 30, 2024. These include notional amounts of $174 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts involving the U.S. dollar was a $1 million net asset at September 28, 2024. A hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 28, 2024 by approximately $16 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 28, 2024 by approximately $19 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro and British pound. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2024 would have decreased or increased by $9 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except share and per share data)	September 28, 2024	September 30, 2023	October 1, 2022
Net sales	$3,609,160	$3,319,122	$3,035,783
Cost of sales	2,605,214	2,423,245	2,211,384
Inventory write-down	7,027	4,345	3,598
Gross profit	996,919	891,532	820,801
Research and development	112,773	106,551	109,527
Selling, general and administrative	494,887	469,836	448,531
Interest	62,112	63,578	36,757
Asset impairment and fair value adjustment	22,149	14,628	18,053
Restructuring	23,788	7,997	9,509
Loss on sale of businesses	—	900	3,346
Gain on sale of buildings	(979)	(10,030)	(9,075)
Pension settlement	—	12,542	—
Other	14,376	9,478	1,174
Earnings before income taxes	267,813	216,052	202,979
Income taxes	60,593	45,054	47,802
Net earnings	$207,220	$170,998	$155,177

Net earnings per share
Basic	$6.48	$5.37	$4.85
Diluted	$6.40	$5.34	$4.83

Weighted average common shares outstanding
Basic	31,954,689	31,831,687	31,977,482
Diluted	32,359,338	32,044,226	32,117,028
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(dollars in thousands)	September 28, 2024	September 30, 2023	October 1, 2022
Net earnings	$207,220	$170,998	$155,177
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	44,948	41,538	(89,035)
Retirement liability adjustment	5,374	11,626	27,979
Change in accumulated loss on derivatives	518	3,269	(2,426)
Other comprehensive income (loss), net of tax	50,840	56,433	(63,482)
Comprehensive income	$258,060	$227,431	$91,695
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 28, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$61,694	$68,959
Restricted cash	123	185
Receivables, net	419,971	434,723
Unbilled receivables	709,014	706,601
Inventories, net	863,702	724,002
Prepaid expenses and other current assets	86,245	50,862
Total current assets	2,140,749	1,985,332
Property, plant and equipment, net	929,357	814,696
Operating lease right-of-use assets	52,591	56,067
Goodwill	833,764	821,301
Intangible assets, net	63,479	71,637
Deferred income taxes	20,991	8,749
Other assets	52,695	50,254
Total assets	$4,093,626	$3,808,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$292,988	$264,573
Accrued compensation	101,127	111,154
Contract advances and progress billings	299,732	377,977
Accrued liabilities and other	305,180	211,769
Total current liabilities	999,027	965,473
Long-term debt, excluding current installments	874,139	863,092
Long-term pension and retirement obligations	167,161	157,455
Deferred income taxes	27,738	37,626
Other long-term liabilities	164,928	148,303
Total liabilities	2,232,993	2,171,949
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,835	43,822
Issued 43,835,149 and outstanding 28,776,489 shares at September 28, 2024
Issued 43,822,344 and outstanding 28,739,299 shares at September 30, 2023
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,445	7,458
Issued 7,444,564 and outstanding 3,209,222 shares at September 28, 2024
Issued 7,457,369 and outstanding 3,142,226 shares at September 30, 2023
Additional paid-in capital	784,509	608,270
Retained earnings	2,668,723	2,496,979
Treasury shares	(1,082,240)	(1,057,938)
Stock Employee Compensation Trust	(194,049)	(114,769)
Supplemental Retirement Plan Trust	(163,821)	(93,126)
Accumulated other comprehensive loss	(203,769)	(254,609)
Total shareholders’ equity	1,860,633	1,636,087
Total liabilities and shareholders’ equity	$4,093,626	$3,808,036
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	September 28, 2024	September 30, 2023	October 1, 2022
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	608,270	516,123	509,622
Issuance of treasury shares	8,572	7,852	11,570
Equity-based compensation expense	11,737	8,119	7,460
Adjustment to market - SECT and SERP	155,930	76,176	(12,529)
End of year	784,509	608,270	516,123
RETAINED EARNINGS
Beginning of year	2,496,979	2,360,055	2,237,848
Net earnings	207,220	170,998	155,177
Dividends (1)	(35,476)	(34,074)	(32,970)
End of year	2,668,723	2,496,979	2,360,055
TREASURY SHARES AT COST
Beginning of year	(1,057,938)	(1,047,012)	(1,007,506)
Class A and B shares issued related to compensation	12,436	16,107	11,326
Class A and B shares purchased	(36,738)	(27,033)	(50,832)
End of year	(1,082,240)	(1,057,938)	(1,047,012)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(114,769)	(73,602)	(79,776)
Issuance of shares	28,202	15,713	13,250
Purchase of shares	(22,247)	(14,841)	(14,830)
Adjustment to market	(85,235)	(42,039)	7,754
End of year	(194,049)	(114,769)	(73,602)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(93,126)	(58,989)	(63,764)
Adjustment to market	(70,695)	(34,137)	4,775
End of year	(163,821)	(93,126)	(58,989)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(254,609)	(311,042)	(247,560)
Other comprehensive income (loss)	50,840	56,433	(63,482)
End of year	(203,769)	(254,609)	(311,042)
TOTAL SHAREHOLDERS’ EQUITY	$1,860,633	$1,636,087	$1,436,813
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $1.11, $1.07 and $1.03 per share for the fiscal years ended September 28, 2024, September 30, 2023, and October 1, 2022, respectively.

Consolidated Statements of Shareholders’ Equity, Shares

	Fiscal Years Ended
(share data)	September 28, 2024	September 30, 2023	October 1, 2022
COMMON STOCK - CLASS A
Beginning of year	43,822,344	43,806,835	43,803,236
Conversion of Class B to Class A	12,805	15,509	3,599
End of year	43,835,149	43,822,344	43,806,835
COMMON STOCK - CLASS B
Beginning of year	7,457,369	7,472,878	7,476,477
Conversion of Class B to Class A	(12,805)	(15,509)	(3,599)
End of year	7,444,564	7,457,369	7,472,878
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(14,657,897)	(14,614,444)	(14,157,721)
Class A shares issued related to compensation	44,658	50,057	45,201
Class A shares purchased	(20,273)	(93,510)	(501,924)
End of year	(14,633,512)	(14,657,897)	(14,614,444)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(2,896,845)	(3,020,291)	(3,179,055)
Class B shares issued related to compensation	254,853	336,451	333,200
Class B shares purchased	(219,096)	(213,005)	(174,436)
End of year	(2,861,088)	(2,896,845)	(3,020,291)
SECT - CLASS A COMMON STOCK
Beginning and end of year	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of year	(592,128)	(611,942)	(600,880)
Issuance of shares	183,403	168,519	165,592
Purchase of shares	(139,359)	(148,705)	(176,654)
End of year	(548,084)	(592,128)	(611,942)
SERP - CLASS B COMMON STOCK
Beginning and end of year	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	September 28, 2024	September 30, 2023	October 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$207,220	$170,998	$155,177
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	82,957	78,692	75,238
Amortization	10,149	11,541	13,151
Deferred income taxes	(31,735)	(35,531)	11,739
Equity-based compensation expense	14,959	10,582	8,882
Loss on sale of businesses	—	900	3,346
Inventory write-down, asset impairment and fair value adjustments	29,176	18,973	21,651
Gain on sale of buildings	(979)	(10,030)	(9,075)
Pension settlement	—	12,542	—
Other	6,512	6,244	6,818
Changes in assets and liabilities providing (using) cash:
Receivables	23,262	(56,575)	7,668
Unbilled receivables	2,856	(87,915)	(94,535)
Inventories	(126,978)	(130,378)	(28,677)
Accounts payable	26,446	28,641	43,349
Contract advances and progress billings	(84,296)	79,983	42,097
Accrued expenses	26,493	(1,692)	(4,445)
Accrued income taxes	16,219	22,869	3,070
Net pension and post retirement liabilities	11,791	13,940	18,093
Other assets and liabilities	(11,708)	2,151	(26,745)
Net cash provided (used) by operating activities	202,344	135,935	246,802
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,911)	—	(11,832)
Purchase of property, plant and equipment	(156,018)	(173,286)	(139,431)
Net proceeds from businesses sold	1,627	1,892	57,315
Net proceeds from buildings sold	1,453	19,702	13,297
Other investing transactions	(766)	(11,455)	(4,573)
Net cash provided (used) by investing activities	(159,615)	(163,147)	(85,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	1,038,500	1,044,101	840,475
Payments on revolving lines of credit	(1,029,500)	(1,017,420)	(827,801)
Payments on long-term debt	—	(916)	(80,364)
Payments on finance lease obligations	(6,496)	(4,620)	(2,524)
Payment of dividends	(35,476)	(34,074)	(32,970)
Proceeds from sale of treasury stock	15,685	19,785	18,414
Purchase of outstanding shares for treasury	(36,738)	(29,306)	(48,558)
Proceeds from sale of stock held by SECT	28,202	15,713	13,250
Purchase of stock held by SECT	(22,837)	(14,251)	(14,830)
Other financing transactions	—	(2,027)	—
Net cash provided (used) by financing activities	(48,660)	(23,015)	(134,908)
Effect of exchange rate changes on cash	1,324	2,043	(10,256)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,607)	(48,184)	16,414
Cash, cash equivalents and restricted cash at beginning of year	69,144	117,328	100,914
Cash, cash equivalents and restricted cash at end of year (1)	$64,537	$69,144	$117,328
(1) End of year cash balance at September 28, 2024 includes cash related to assets held for sale of $2,720.

Consolidated Statements of Cash Flows, continued
	Fiscal Years Ended
	September 28, 2024	September 30, 2023	October 1, 2022
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$61,164	$63,193	$34,765
Income taxes paid, net of refunds	78,482	69,253	24,047
Treasury shares issued as compensation	5,323	4,174	4,482
Assets acquired through lease financing	45,086	61,805	36,897
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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 28, 2024, September 30, 2023 and October 1, 2022.
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
Cost of Sales: Includes costs of products and services sold, which include but are not limited to: purchased product, raw material, direct and engineering labor and related benefits, shipping and handling costs, depreciation and amortization, indirect costs and overhead charges.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs, depreciation and amortization.
Selling, General and Administrative Expenses: Selling, general and administrative expenses are expensed as incurred. Such expenses include, but are not limited to advertising, bid and proposal, consulting, depreciation, employee payroll and related benefits, legal and professional costs.
Government Assistance: We receive various types of government assistance, primary in the form of grants and refundable tax credits. We recognize government assistance when there is reasonable assurance that it will comply with the relevant conditions and the assistance will be received. Government assistance related to property, plant and equipment is recorded as a reduction to the carrying value of the related asset, which reduces depreciation expense over the expected useful life of the asset on a straight-line basis. See Note 4 – Receivables and Note 6 – Property, Plant and Equipment for additional disclosures related to government assistance.
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
Capitalized Interest: The interest cost on certain long term capital projects is capitalized and included in the cost of the project. Capitalization begins with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. For the year ended September 28, 2024, we incurred total interest of $71,959 and capitalized $9,847, into property, plant and equipment.
Goodwill: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying amount. We also test goodwill for impairment when there is a change in reporting units.
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. We performed a qualitative test for all reporting units in 2024 and 2023.
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
There were no goodwill impairment charges recorded in 2024, 2023 or 2022.
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
In 2024, we initiated restructuring actions in conjunction with exiting a product line within our Military Aircraft segment and simplifying our business operations within our Industrial segment, both of which included the write off of intangible assets. We have recorded these charges based on the expected cash flows over the remaining life of the assets and are included in Restructuring in the Consolidated Statements of Earnings.

In 2023, we recorded an impairment charge on long-lived assets, as well as an inventory write-down in our Military Aircraft segment. These charges relate to equipment and inventory that experienced a decline in value due to the U.S. Air Force announcement to retire the KC-10 aerial refueling tanker and retirement of a trade name intangible. We also recorded impairment charges on receivables in our Space and Defense segment associated with an expected cancellation of a contract. In addition, we recorded impairment charges on long-lived assets, as well as an inventory write-down in our Industrial segment as we continue to review and simplify our business operations. These charges are included in asset impairment in the Consolidated Statements of Earnings.
In 2022, we recorded impairment charges on long-lived assets in our Commercial Aircraft and Industrial segment. These charges relate to property, plant and equipment that experienced a significant decline in value due to the slower than expected recovery of our commercial aircraft business. In addition, we recorded impairment charges on intangible assets associated with a product line we are no longer pursuing. These charges are included in asset impairment in the Consolidated Statements of Earnings.
See Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment, Note 7 - Leases and Note 8 - Goodwill and Intangible Assets for additional disclosures relating to impairment charges recorded.
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

Employee Benefit Plans: The measurement date for plan assets and benefit obligations is the month end closest to our fiscal year end.
Recent Accounting Pronouncements:
Recent Accounting Pronouncements Adopted
There have been no accounting pronouncements adopted for the year ended September 28, 2024.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. In 2024, we recognized lower revenues of $9,409 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2023, we recognized lower revenues of $3,095 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2022, we recognized lower revenues of $3,518 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. As of September 28, 2024, revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material.

As of September 28, 2024, we had contract reserves of $71,554. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Unbilled recoverable costs and accrued profits for over-time contracts to be billed to the U.S. Government were $20,394 at September 28, 2024 and $79,388 at September 30, 2023. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Unbilled amounts expected to be collected beyond one year are not material.
Total contract assets and contract liabilities are as follows:

	September 28, 2024	September 30, 2023
Unbilled receivables	$709,014	$706,601
Contract advances and progress billings	299,732	377,977
Net contract assets	$409,282	$328,624

The net increase in contract assets reflects the impact of additional unbilled revenues and a decrease in contract advances and progress billings during the period. As of September 28, 2024, we recognized $247,662 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of September 28, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,060,000. We expect to recognize approximately 49% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 22 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions, Divestitures and Assets Held for Sale
Acquisitions

On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $5,911. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment. The sales and results of operations of DCL are immaterial in the current year.

Assets Held for Sale

In 2024, we recorded losses in Asset impairment and fair value adjustment of $14,897, related to selling a motors business in the Czech Republic and a hydraulic systems business in Luxembourg that were included in our Industrial segment. We reclassified $9,360 to other current assets and $5,153 to accrued liabilities as held for sale. We completed the sale of these businesses on September 30, 2024. We do not expect any significant additional losses as a result of completing the transactions.

Note 4 - Receivables
Receivables consist of:

	September 28, 2024	September 30, 2023
Accounts receivable	$388,841	$426,804
Government assistance receivables	16,673	3,388
Other	17,530	8,541
Less allowance for credit losses	(3,073)	(4,010)
Receivables, net	$419,971	$434,723
In 2024, we recorded impairment charges of $1,152 associated with the U.S. Army announcement cancelling the next generation Future Attack Reconnaissance Aircraft ("FARA") program. In 2023, we recorded impairment charges of $219 associated with an unexpected cancellation of a contract. In 2022, we recorded impairment charges of $642 associated with Russian activities in Ukraine.
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
The proceeds of the RPA are classified as operating activities in our Consolidated Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $658,035 for the year ended September 28, 2024. Total cash collections under the RPA were $633,035 for the year ended September 28, 2024. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
The amount sold to the Purchasers was $125,000 at September 28, 2024, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $578,124 at September 28, 2024.
Over-time contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, as well as commercial aircraft and satellite manufacturers. Amounts billed for over-time contracts to the U.S. Government were $3,952 at September 28, 2024 and $13,350 at September 30, 2023.
There are no material amounts of claims or unapproved change orders included in the Consolidated Balance Sheets. There are no material balances billed but not paid by customers under retainage provisions.

Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables, both billed and unbilled from Boeing were $242,096 at September 28, 2024 and $227,107 at September 30, 2023 and receivables, both billed and unbilled from Lockheed Martin were $122,816 at September 28, 2024 and $120,014 at September 30, 2023. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.
In 2020 the U.S. government enacted the Coronavirus Aid, Relief and Economics Security Act (the "CARES Act") to provide relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"), which allows employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees. We applied for the ERC under the CARES Act and recorded contra expense to personnel related costs of $13,247 to Costs of sales and $1,012 to Selling, general and administrative costs in our Consolidated Statement of Earnings in 2024 and is included in Receivables on our Consolidated Balance Sheets at September 28, 2024.
We qualify for a New York State ("NYS") Excelsior Jobs Program tax credit, which relates to increasing and maintaining employee headcount, amounts of capital investments and research and development spending in NYS. The initial program allows us to receive up to $8,500 of refundable tax credits in cash over a nine year period. As long as the annual requirements are met and maintained, we will receive the credits without any clawback provisions. We have recorded the tax credits as a contra expense to personnel related costs and research and development in our Consolidated Statement of Earnings for $1,118, $1,118 and $922 in 2024, 2023 and 2022, respectively. We have $2,236 and $3,096, recorded as Receivables for these credits on our Consolidated Balance Sheets at September 28, 2024 and September 30, 2023, respectively. As of September 28, 2024 we have future tax credits of $3,353 that we can receive through 2027, if we maintain the annual requirements.
Note 5 - Inventories
Inventories, net of reserves, consist of:

	September 28, 2024	September 30, 2023
Raw materials and purchased parts	$291,969	$270,305
Work in progress	489,503	368,277
Finished goods	82,230	85,420
Inventories, net	$863,702	$724,002
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of September 28, 2024 and September 30, 2023.
In 2024, we recorded $7,027 of inventory write-downs, primarily as a result of excess and obsolete inventories related to restructuring actions taken to close Industrial and Space and Defense facilities and transfer remaining production. In 2023, we recorded $4,345 of inventory write-downs associated with a decline in business in our Industrial segment and the retirement of a program in our Military Aircraft segment. In 2022, we recorded impairment charges on inventory of $1,907 associated with Russian actions in the Ukraine. See Note 14 - Restructuring for additional disclosures relating to inventory write-downs.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 28, 2024	September 30, 2023
Land	$32,270	$31,417
Buildings and improvements	698,333	646,079
Machinery and equipment	900,187	827,257
Computer equipment and software	237,604	228,284
Property, plant and equipment, at cost	1,868,394	1,733,037
Less accumulated depreciation and amortization	(939,037)	(918,341)
Property, plant and equipment, net	$929,357	$814,696
In 2024, we recorded $806 of impairment charges on equipment no longer in use. In 2023, we recorded $5,301 of impairment charges on property and equipment on owned assets that experienced a decline in value, based on expected cash flows over the remaining life of the assets in relation to a decline in the related business in our Industrial segment and from the retirement of a program in our Military Aircraft segment. In 2022, we recorded $15,048 of impairment charges for owned assets, based on expected cash flows over the remaining life of the assets associated with a slower than expected recovery of our Commercial Aircraft business.

In 2024, we received $6,243 in cash from NYS for capital expenditures in relation to the remediation of a brownfield at our East Aurora facilities. The credit was recorded as a reduction of property, plant and equipment in 2020 when the expenditures were made and the requirements of the tax credit were fulfilled.

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

Our lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments. The ROU assets and lease liabilities for both operating and finance leases are recognized as of the commencement date at the net present value of the fixed minimum lease payments over the term of the lease including expected buyouts, using the discount rate described below. Variable lease payments are recorded in the period in which the obligation for the payment is incurred. Variable lease payments based on an index or rate are initially measured using the index or rate as of the commencement date of the lease and included in the fixed minimum lease payments. For short-term leases that have a term of 12 months or less as of the commencement date, we do not recognize a ROU asset or lease liability on our balance sheet; we recognize expense as the lease payments are made over the lease term.

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

The components of lease expense were as follows:

	2024	2023	2022
Operating lease cost	$31,065	$30,031	$28,670

Finance lease cost:
Amortization of right-of-use assets	$4,522	$5,310	$2,884
Interest on lease liabilities	5,768	2,964	1,057
Total finance lease cost	$10,290	$8,274	$3,941

Supplemental cash flow information related to leases was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$31,346	$30,281	$28,914
Operating cash flow for finance leases	5,768	2,964	1,057
Financing cash flow for finance leases	6,496	4,620	2,524
Assets obtained in exchange for lease obligations:
Operating leases	10,162	6,014	24,659
Finance leases	34,924	55,791	12,238

Supplemental balance sheet information related to leases was as follows:

	September 28, 2024	September 30, 2023
Operating Leases:
Operating lease right-of-use assets	$52,591	$56,067

Accrued liabilities and other	$11,124	$11,283
Other long-term liabilities	53,228	56,398
Total operating lease liabilities	$64,352	$67,681

Finance Leases:
Property, plant, and equipment, at cost	$123,314	$85,324
Accumulated depreciation	(14,875)	(10,913)
Property, plant, and equipment, net	$108,439	$74,411

Accrued liabilities and other	$9,198	$5,621
Other long-term liabilities	100,146	71,225
Total finance lease liabilities	$109,344	$76,846

Weighted average remaining lease term in years:
Operating leases	6.2	6.9
Finance leases	20.1	23.1

Weighted average discount rates:
Operating leases	5.2%	5.0%
Finance leases	6.4%	6.5%

Maturities of lease liabilities were as follows:

	September 28, 2024
	Operating Leases	Finance Leases
2025	$13,916	$14,972
2026	13,537	17,592
2027	12,225	13,375
2028	10,124	15,714
2029	7,821	15,329
Thereafter	17,225	143,306
Total lease payments	74,848	220,288
Less: imputed interest	(10,496)	(110,944)
Total	$64,352	$109,344

The operating lease ROU and finance lease disclosures above reflect write downs of $2,849 and $2,086 for the years 2024 and 2023, respectively as a result of restructuring actions taken to simplify our business operations through facility closures.
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
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at October 2, 2021	$261,767	$118,167	$92,612	$379,059	$851,605
Acquisition	—	5,344	—	—	5,344
Divestitures	(2,205)	(6,961)	—	(4,137)	(13,303)
Foreign currency translation	(155)	(9,643)	—	(28,528)	(38,326)
Balance at October 1, 2022	259,407	106,907	92,612	346,394	805,320
Adjustments to prior year acquisitions	—	122	—	—	122
Foreign currency translation	68	4,247	—	11,544	15,859
Balance at September 30, 2023	259,475	111,276	92,612	357,938	821,301
Acquisition	—	2,760	—	—	2,760
Held for sale	—	—	—	(3,719)	(3,719)
Foreign currency translation	76	4,906	—	8,440	13,422
Balance at September 28, 2024	$259,551	$118,942	$92,612	$362,659	$833,764
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at September 28, 2024 and September 30, 2023. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at September 28, 2024 and September 30, 2023.
The components of intangible assets are as follows:

		September 28, 2024		September 30, 2023
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$130,092	$(96,307)	$133,269	$(93,648)
Technology-related	9	68,275	(56,236)	69,242	(56,106)
Program-related	23	39,865	(24,887)	37,465	(21,672)
Marketing-related	8	22,141	(19,486)	21,890	(18,995)
Other	3	1,407	(1,385)	1,773	(1,581)
Intangible assets	12	$261,780	$(198,301)	$263,639	$(192,002)
All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents and intellectual property. Program-related intangible assets consist of long-term programs represented by current contracts and probable follow on work. Marketing-related intangible assets primarily consist of trademarks and trade names.

In 2024, we recorded charges of $2,345 related to restructuring actions in conjunction with exiting product lines within our Industrial and Military Aircraft segments, respectively, both of which included the write off of intangible assets. We have recorded these charges based on the expected cash flows over the remaining life of the assets and are included in Restructuring in the Consolidated Statements of Earnings. In 2023, we recorded $4,409 in impairment charges on long-lived assets in our Industrial and Commercial Aircraft segments. These charges relate to a decline in value with the associated business and the retirement of a trade name intangible and are included as asset impairment in the Consolidated Statements of Earnings. In 2022, we recorded $2,125 in impairment charges on long-lived assets in our Industrial segment. These charges relate to intangibles assets associated with a product line we are no longer pursuing and are included as asset impairment in the Consolidated Statements of Earnings.
Amortization of acquired intangible assets is as follows:

	2024	2023	2022
Acquired intangible asset amortization	$10,131	$11,514	$13,106
Based on acquired intangible assets recorded at September 28, 2024, amortization is estimated to be approximately:

	2025	2026	2027	2028	2029
Estimated future amortization of acquired intangible assets	$9,600	$9,500	$8,200	$7,400	$5,500
Note 9 - Equity Method and Other Investments
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Balance Sheets and consist of:

	September 28, 2024	September 30, 2023
Moog Aircraft Service Asia	$1,742	$1,302
NOVI LLC	—	325
Suffolk Technologies Fund 1, L.P.	1,659	1,180
Net investment balance	$3,401	$2,807
Losses from equity method investments and joint ventures were $226, $62 and $724 in 2024, 2023 and 2022, respectively and are included in Other in the Consolidated Statements of Earnings.
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
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $5,663.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of September 28, 2024. In addition to the investment, we had a loan to HMS for $2,613, which we wrote off during 2023 and is included in Asset Impairment in the Consolidated Statements of Earnings.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. In 2024, we recorded an impairment for the devaluation of an investment of $5,294, which is included as asset impairment in the Consolidated Statements of Earnings. We had investments of $4,580 and $9,875 as of September 28, 2024 and September 30, 2023, respectively. which are included as Other assets in the Consolidated Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	September 28, 2024	September 30, 2023
U.S. revolving credit facility	$375,500	$334,500
SECT revolving credit facility	1,000	33,000
Senior notes 4.25%	500,000	500,000
Senior debt	876,500	867,500
Less deferred debt issuance cost	(2,361)	(4,408)
Long-term debt	$874,139	$863,092
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. Interest on our outstanding borrowings is based on SOFR plus the applicable margin. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants. The weighted-average interest rate on the outstanding credit facility borrowings is 6.73% and is based on SOFR plus the applicable margin, which was 1.60% at September 28, 2024.
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on October 26, 2025. Interest is based on SOFR plus an applicable margin of 2.23%. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. See Note 25 - Subsequent Events, for information related to an amendment to the credit facility.
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
Maturities of long-term debt are:

	2025	2026	2027	2028	2029	Thereafter
Long-term debt maturities	$—	$1,000	$—	$875,500	$—	$—
At September 28, 2024, we had pledged assets with a net book value of $2,028,027 as security for long-term debt.
At September 28, 2024, we had $754,581 of unused short and long-term borrowing capacity, including $720,581 from the U.S. revolving credit facility.
Commitment fees are charged on some of these arrangements and on the U.S. revolving credit facility based on a percentage of the unused amounts available and are not material.

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	September 28, 2024	September 30, 2023
Employee benefits	$55,032	$47,653
Contract reserves	71,554	45,257
Warranty accrual	23,548	22,939
Accrued income taxes	52,007	29,631
Other	103,039	66,289
Other accrued liabilities	$305,180	$211,769
Activity in the warranty accrual is summarized as follows:

	2024	2023	2022
Warranty accrual at beginning of year	$22,939	$23,072	$26,602
Warranties issued during current year	9,953	11,227	9,227
Adjustments to pre-existing warranties	(1,830)	(350)	(764)
Reductions for settling warranties	(7,817)	(11,264)	(10,366)
Divestiture and held for sale adjustment	(33)	—	(618)
Foreign currency translation	336	254	(1,009)
Warranty accrual at end of year	$23,548	$22,939	$23,072

Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. As of September 28, 2024, we had no outstanding foreign currency contracts designated as hedging instruments.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of September 28, 2024, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At September 28, 2024, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2024, 2023 or 2022.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $174,159 at September 28, 2024. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Statements of Earnings location	2024	2023	2022
Net gain (loss)
Foreign currency contracts	Other	$5,121	$2,781	$(10,396)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	September 28, 2024	September 30, 2023
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$295
Foreign currency contracts	Accrued liabilities and other	$—	$581
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$648	$93
Foreign currency contracts	Accrued liabilities and other	$28	$324

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	September 28, 2024	September 30, 2023
Foreign currency contracts	Other current assets	$648	$388
	Total assets	$648	$388
Foreign currency contracts	Accrued liabilities and other	$28	$905
Acquisition contingent consideration	Accrued liabilities and other	2,839	—
Acquisition contingent consideration	Other long-term liabilities	—	3,089
	Total liabilities	$2,867	$3,994
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	September 28, 2024	September 30, 2023
Balance at beginning of year	$3,089	$3,272
Acquisition adjustment	—	(491)
Increase in discounted future cash flows recorded as interest expense	237	308
Decrease in earn out provisions recorded as other income	(487)	—
Balance at end of year	$2,839	$3,089
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 28, 2024, the fair value of long-term debt was $855,252 compared to its carrying value of $876,500. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Certain property, plant and equipment, ROU assets and intangible assets have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above. See Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment, Note 7 - Leases and Note 8 - Goodwill and Intangible Assets for additional disclosures relating to impairment charges recorded.

Note 14 - Restructuring
In 2024, we initiated restructuring actions in relation to portfolio shaping activities. These actions have and will result in workforce reductions, principally in the U.S.and Europe. Total restructuring charges in 2024 include $11,096 for severance, $8,275 of non-cash charges related to intangibles, receivables, ROU assets and property and equipment written off and $4,417 for other costs. These actions contain certain elements that will continue through 2025 and are expected to result in additional costs of approximately $1,000.
In 2023, we initiated restructuring actions in relation to portfolio shaping activities. These actions have and will result in workforce reductions, principally in the U.S. and Europe. The 2023 restructuring charge consists of $6,905 for severance and $1,092 for facility closure and other costs. The 2023 plan has elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $4,900.
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at October 2, 2021	$—	$179	$—	$5,486	$5,665
Charged to expense - 2022 plan	3,755	3,996	—	3,450	11,201
Cash payments - 2022 plan	(1,297)	(3,767)	—	(613)	(5,677)
Cash payments - 2020 plan	—	(179)	—	(443)	(622)
Cash payments - 2018 plan	—	—	—	(432)	(432)
Non-cash charges - 2022 plan	(2,230)	—	—	—	(2,230)
Foreign currency translation	—	—	—	(770)	(770)
Balance at October 1, 2022	228	229	—	6,678	7,135
Charged to expense - 2023 plan	2,308	458	—	5,808	8,574
Adjustments to provision	(37)	(15)	—	(525)	(577)
Cash payments - 2023 plan	(678)	(95)	—	(1,450)	(2,223)
Cash payments - 2022 plan	(190)	(229)	—	(1,885)	(2,304)
Cash payments - 2020 plan	—	—	—	(372)	(372)
Cash payments - 2018 plan	—	—	—	(359)	(359)
Foreign currency translation	(9)	(1)	—	313	303
Balance at October 1, 2023	1,622	347	—	8,208	10,177
Charged to expense - 2024 plan	6,307	3,973	1,237	10,282	21,799
Charged to expense - 2023 plan	—	—	—	3,766	3,766
Non-cash charges - 2024 plan	(4,907)	(733)	—	(2,635)	(8,275)
Adjustments to provision	(178)	(139)	—	(1,638)	(1,955)
Cash payments - 2024 plan	—	(2,616)	(477)	(3,740)	(6,833)
Cash payments - 2023 plan	(1,444)	(208)	—	(4,014)	(5,666)
Cash payments - 2022 plan	—	—	—	(464)	(464)
Cash payments - 2020 plan	—	—	—	(485)	(485)
Cash payments - 2018 plan	—	—	—	(399)	(399)
Foreign currency translation	—	—	—	513	513
Balance at September 28, 2024	$1,400	$624	$760	$9,394	$12,178
As of September 28, 2024, the restructuring accrual consists $6,747 for the 2024 plan, $4,128 for the 2023 plan, $215 for the 2022 plan, $252 for the 2020 plan and $836 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve and the timing of the expected payments.

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
The RSP and RSP(+) includes an employee stock ownership feature. As one of the investment alternatives, participants in the RSP and RSP(+) can acquire our stock at market value. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 28, 2024, the participants in the RSP and RSP(+) owned 1,807,605 Class B shares.
Expense for all defined contribution plans consists of:

	2024	2023	2022
U.S. defined contribution plans	$51,456	$45,868	$43,550
Non-U.S. defined contribution plans	9,993	8,650	8,157
Total expense for defined contribution plans	$61,449	$54,518	$51,707

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$494,876	$530,946	$130,174	$127,739
Service cost	10,775	12,913	2,580	2,674
Interest cost	27,891	28,112	5,720	5,448
Contributions by plan participants	—	—	170	170
Actuarial (gains) losses	62,473	(17,701)	12,198	(5,874)
Foreign currency exchange impact	—	—	7,737	8,838
Benefits paid	(19,313)	(17,391)	(6,125)	(6,514)
Curtailments	—	—	(32)	—
Settlements	—	(40,518)	(565)	(2,146)
Other	(1,276)	(1,485)	(220)	(161)
Projected benefit obligation at measurement date	$575,426	$494,876	$151,637	$130,174
Change in plan assets:
Fair value of assets at prior year measurement date	$392,444	$445,723	$97,184	$90,994
Actual return on plan assets	94,443	20	9,883	1,828
Employer contributions	6,335	6,095	7,511	7,455
Contributions by plan participants	—	—	170	170
Benefits paid	(19,313)	(17,391)	(6,125)	(6,514)
Settlements	—	(40,518)	(565)	(2,146)
Foreign currency exchange impact	—	—	5,938	5,558
Other	(1,276)	(1,485)	(220)	(161)
Fair value of assets at measurement date	$472,633	$392,444	$113,776	$97,184
Funded status and amount recognized in assets and liabilities	$(102,793)	$(102,432)	$(37,861)	$(32,990)
Amount recognized in assets and liabilities:
Long-term assets	$—	$—	$15,640	$13,647
Current and long-term pension liabilities	(102,793)	(102,432)	(53,501)	(46,637)
Amount recognized in assets and liabilities	$(102,793)	$(102,432)	$(37,861)	$(32,990)
Amount recognized in AOCIL, before taxes:
Prior service cost (credit)	$—	$—	$746	$737
Actuarial losses	128,544	145,536	18,216	10,726
Amount recognized in AOCIL, before taxes	$128,544	$145,536	$18,962	$11,463
On September 26, 2023, we made a lump sum payment to certain retirees and beneficiaries in our qualified U.S. defined benefit pension plan. The settlement reduced the projected benefit obligation and fair value of assets by $40,518 and resulted in a one-time settlement charge of $12,542.
Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $687,292 in 2024 and $587,754 in 2023. At the measurement date in 2024, our plans had fair values of plan assets totaling $586,409. The following table provides aggregate information for the pension plans, which have accumulated benefit obligations in excess of plan assets:

	September 28, 2024	September 30, 2023
Accumulated benefit obligation	$187,366	$138,054
Fair value of plan assets	50,619	13,107

The following table provides aggregate information for the pension plans, which have projected benefit obligations in excess of plan assets:

	September 28, 2024	September 30, 2023
Projected benefit obligation	$679,547	$583,029
Fair value of plan assets	523,253	433,960
Weighted-average assumptions used to determine net periodic benefit cost and weighted-average assumptions used to determine benefit obligations as of the measurement dates are as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Assumptions for net periodic benefit cost:
Service cost discount rate	6.0%	5.5%	3.3%	4.7%	4.5%	2.0%
Interest cost discount rate	5.8%	5.4%	2.7%	4.6%	4.5%	1.7%
Return on assets	7.3%	6.5%	5.0%	4.4%	4.3%	2.9%
Rate of compensation increase	3.8%	3.8%	3.5%	3.2%	3.2%	3.0%
Assumptions for benefit obligations:
Discount rate	5.0%	5.9%	5.5%	4.1%	4.7%	4.4%
Rate of compensation increase	3.2%	3.8%	3.8%	2.4%	3.2%	3.1%
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
In determining our U.S. pension expense for 2024, we assumed an average rate of return on U.S. pension assets of approximately 7.3% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return was based on the actual asset allocation of 40% in equity securities and 60% in fixed income securities at September 30, 2023. In determining our non-U.S. pension expense for 2024, we assumed an average rate of return on non-U.S. pension assets of approximately 4.4% measured over a planning horizon with reasonable and acceptable levels of risk.

The weighted average asset allocations by asset category for the pension plans as of September 28, 2024 and September 30, 2023 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2024 Actual	2023 Actual	Target	2024 Actual	2023 Actual
Asset category:
Equity	35%-45%	41%	40%	15%-35%	26%	25%
Fixed Income	55%-65%	59%	60%	30%-50%	43%	68%
Other	—%	—%	—%	30%-40%	31%	7%
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

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 13 - Fair Value, as of September 28, 2024 and September 30, 2023.

U.S. Plans, September 28, 2024	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$181,871	$—	$—	$181,871
Fixed income funds	153,575	—	—	153,575
Money market funds	—	7,834	—	7,834
Cash and cash equivalents	—	6,420	—	6,420
Total investments in fair value hierarchy	335,446	14,254	—	349,700
Investments measured at NAV practical expedient (1)				122,933
Total investments at fair value	$335,446	$14,254	$—	$472,633

Non-U.S. Plans, September 28, 2024	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$8,041	$—	$8,041
Fixed income funds	—	7,626	—	7,626
Equity securities	6,970	—	—	6,970
Fixed income securities	—	23,263	—	23,263
Collective investment trusts	—	22,788	—	22,788
Unit linked life insurance funds	—	12,164	—	12,164
Money market funds	—	1,224	—	1,224
Cash and cash equivalents	1,102	—	—	1,102
Insurance contracts and other	—	—	30,598	30,598
Total investments at fair value	$8,072	$75,106	$30,598	$113,776

U.S. Plans, September 30, 2023	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$143,528	$—	$—	$143,528
Fixed income funds	125,724	—	—	125,724
Money market funds	—	9,386	—	9,386
Cash and cash equivalents	—	8,410	—	8,410
Total investments in fair value hierarchy	269,252	17,796	—	287,048
Investments measured at NAV practical expedient (1)				105,396
Total investments at fair value	$269,252	$17,796	$—	$392,444

Non-U.S. Plans, September 30, 2023	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$6,346	$—	$6,346
Fixed income funds	—	6,567	—	6,567
Equity securities	6,694	—	—	6,694
Fixed income securities	—	19,045	—	19,045
Collective investment trusts	—	19,044	—	19,044
Unit linked life insurance funds	—	35,988	—	35,988
Money market funds	—	904	—	904
Cash and cash equivalents	978	—	—	978
Insurance contracts and other	—	—	1,618	1,618
Total investments at fair value	$7,672	$87,894	$1,618	$97,184

(1)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.
The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

Non-U.S. Plans
Balance at October 1, 2022	$2,006
Return on assets	23
Purchases from contributions to Plans	2,310
Settlements paid in cash	(2,684)
Foreign currency translation	(37)
Balance at September 30, 2023	1,618
Return on assets	31
Purchases from contributions to Plans	28,524
Settlements paid in cash	(1,143)
Foreign currency translation	1,568
Balance at September 28, 2024	$30,598
The following table summarizes investments measured at fair value based on NAV per share as of September 28, 2024:

	Fair Value
	September 28, 2024	September 30, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Collective investment trusts	$111,831	$92,140	$—	Daily	5 days
Limited partnerships (1)	11,102	13,256	3,779	Varies	10-45 days
Total	$122,933	$105,396	$3,779
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
Expense for defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Service cost	$10,775	$12,913	$19,827	$2,580	$2,674	$4,248
Interest cost	27,891	28,112	18,246	5,720	5,448	2,413
Expected return on plan assets	(27,267)	(28,589)	(29,803)	(4,420)	(4,244)	(3,401)
Amortization of prior service cost	—	—	—	57	55	58
Amortization of actuarial loss	12,289	13,449	15,586	209	399	3,877
Settlement (gain) loss	—	12,542	—	(77)	(151)	280
Total expense for defined benefit plans	$23,688	$38,427	$23,856	$4,069	$4,181	$7,475

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2025	$22,145	$7,054
2026	24,835	7,933
2027	27,591	7,439
2028	30,278	9,187
2029	33,721	8,837
Five years thereafter	193,734	44,018
We presently anticipate contributing approximately $6,200 to the SERP Trust for the non-qualified plan and $8,300 to the non-U.S. plans in 2025.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The changes in the accumulated benefit obligation of this unfunded plan for 2024 and 2023 are shown in the following table:

	September 28, 2024	September 30, 2023
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$2,840	$3,674
Service cost	11	16
Interest cost	144	166
Contributions by plan participants	382	453
Benefits paid	(798)	(903)
Actuarial (gains) losses	(326)	(566)
APBO at measurement date	$2,253	$2,840
Funded status	$(2,253)	$(2,840)
Accrued postretirement benefit liability	$2,253	$2,840
Amount recognized in AOCIL, before taxes:
Actuarial gains	3,717	5,252
Amount recognized in AOCIL, before taxes	$3,717	$5,252
The cost of the postretirement benefit plan is as follows:

	2024	2023	2022
Service cost	$11	$16	$33
Interest cost	144	166	90
Amortization of actuarial gain	(1,861)	(2,321)	(1,274)
Net periodic postretirement benefit income	$(1,706)	$(2,139)	$(1,151)
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 4.5% in 2024, 5.6% in 2023 and 5.2% in 2022. The assumed service cost discount rate and interest cost discount rate used in the accounting for the net periodic postretirement benefit cost were 5.4% and 5.7%, respectively in 2024, 5.1% and 5.1%, respectively in 2023 and 2.7% and 1.5%, respectively in 2022.
For measurement purposes, a 8.5% annual per capita rate of increase of medical and drug costs were assumed for 2025, gradually decreasing to 4.5% for 2035 and years thereafter.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $46,424, $38,702 and $32,993 in 2024, 2023 and 2022, respectively.

Note 16 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2024	2023	2022
Earnings before income taxes:
Domestic	$179,746	$136,080	$151,870
Foreign	88,067	79,972	51,109
Total	$267,813	$216,052	$202,979
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Impacts of Tax Act	(1.2)%	(0.8)%	(0.4)%
Withholding taxes	1.1%	0.4%	0.6%
Reversal of indefinite reinvestment assertion	(0.2)%	0.5%	—%
R&D and foreign tax credits	(4.4)%	(6.4)%	(5.4)%
Divestiture impacts	0.5%	—%	2.3%
Foreign tax rates	2.8%	6.8%	4.5%
Equity-based compensation	(0.8)%	(0.3)%	(0.2)%
Unrecognized tax benefits	—%	(0.5)%	0.4%
Limit on compensation deduction	0.7%	0.5%	0.2%
Change in valuation allowance for deferred taxes	1.7%	(0.8)%	(2.3)%
State taxes, net of federal benefit	0.7%	0.1%	1.9%
Other	0.7%	0.4%	1.0%
Effective income tax rate	22.6%	20.9%	23.6%
Our accounting policy is to treat tax on the Global Intangible Low-Tax Income ("GILTI") as a current period cost included in tax expense the year incurred. As such, we don't measure the impact of the GILTI in our determination of deferred taxes. In 2024, we recorded $2,181 of GILTI tax and received a benefit of $4,030 related to the Foreign-Derived Intangible Income deduction. In 2024, we also recorded a tax benefit for provision to return adjustments of $2,309 primarily related to domestic research and development tax credits. In addition, we recorded a current year expense of $2,439 for a total accrual of $9,556 for taxes on undistributed earnings not considered permanently reinvested.
During 2024, 2023 and 2022, we repatriated available unremitted earnings from various foreign subsidiaries that were previously taxed under the Tax Act of $37,259, $39,156 and $37,986, respectively. We no longer indefinitely reinvest unremitted earnings and therefore we record a liability related to the remaining unremitted earnings generated by the foreign subsidiaries in the current year. We continue to be permanently invested in outside basis differences other than the unremitted earnings as we have no plans to liquidate or sell those foreign subsidiaries.
The components of income taxes are as follows:

	2024	2023	2022
Current:
Federal	$51,769	$41,714	$6,270
Foreign	31,816	32,269	26,730
State	8,743	6,602	3,063
Total current	92,328	80,585	36,063
Deferred:
Federal	(31,222)	(30,756)	8,076
Foreign	2,776	629	1,742
State	(3,289)	(5,404)	1,921
Total deferred	(31,735)	(35,531)	11,739
Income taxes	$60,593	$45,054	$47,802

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
The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	September 28, 2024	September 30, 2023
Deferred tax assets:
Research and development	$64,530	$41,118
Benefit accruals	54,667	59,738
Inventory reserves	28,796	28,301
Tax benefit carryforwards	18,034	7,897
Contract reserves not currently deductible	15,898	10,467
Lease liability	16,063	16,342
Other accrued expenses	2,835	6,212
Total gross deferred tax assets	200,823	170,075
Less valuation allowance	(10,905)	(6,430)
Total net deferred tax assets	$189,918	$163,645
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	$178,868	$170,284
Pension	17,797	22,238
Total gross deferred tax liabilities	196,665	192,522
Net deferred tax liabilities	$(6,747)	$(28,877)
Deferred tax assets and liabilities are reported in separate captions on the Consolidated Balance Sheets.
At September 28, 2024, foreign tax loss carryforwards total $25,544 with expirations ranging from 2024 to 2028. We have $1,008 of federal tax credit carryforward with expirations of 2031, 2033 and 2034 and $10,594 state tax credit carryforward with expirations of 2027 to indefinite life. The change in the valuation allowance relates to tax benefit carryforwards that were utilized or expired during 2024 and credits that were generated in 2024 but will likely not be used before expiration.
Effective for 2023, the Tax Cuts and Jobs Act ("TCJA") of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. Domestic expenses are amortized over a 5 year period and foreign over a 15 year period. As a result of the TCJA, a deferred tax asset was established beginning in 2023 and is reflected in the table above.
We record unrecognized tax benefits as liabilities and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Further, we record interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2022, our uncertain tax positions totaled $1,072. However, in 2023, we recorded a $1,072 benefit for the reversal of this position as a result of updated guidance. As of September 30, 2023 and September 28, 2024 we have no uncertain tax positions.
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in significant jurisdictions for tax years before 2021. The statute of limitations in several jurisdictions will expire in the next twelve months and we will have no unrecognized tax benefits recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
In October 2021, the Organization for Economic Cooperation and Development ("OECD") passed Pillar Two, an inclusive framework on Base Erosion and Profit Sharing, which would enact a minimum 15% tax for large multinational companies. Many countries are considering changes to their tax laws or proposing new tax laws to align with the recommendations that have been made by the OECD regarding Pillar Two. We are closely monitoring developments and evaluating the impacts that Pillar Two will have on the effective tax rate, including the qualification for safe harbor.

Note 17 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	2024	2023	2022
Basic weighted-average shares outstanding	31,954,689	31,831,687	31,977,482
Dilutive effect of equity-based awards	404,649	212,539	139,546
Diluted weighted-average shares outstanding	32,359,338	32,044,226	32,117,028

Anti-dilutive shares from equity-based awards	—	818	50,320
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
Class A shares and Class B shares reserved for issuance at September 28, 2024 are as follows:

Shares
Conversion of Class B to Class A shares	7,444,564
Employee Stock Purchase Plan	1,184,188
2014 Long Term Incentive Plan	1,590,451
2008 Stock Appreciation Rights Plan	991,164
Class A and B shares reserved for issuance	11,210,367
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
We issue common stock under our equity-based compensation plans from treasury stock or from stock held by the SECT. As of September 28, 2024, in addition to the shares reserved for issuance upon the exercise of outstanding equity awards, there were 612,850 shares authorized for awards that may be granted in the future under the 2014 Long Term Incentive Plan, assuming performance-based awards currently outstanding are all settled at the targeted payout.
On November 20, 2020, the Board of Directors authorized a new share repurchase program to replace the previously existing share repurchase program. This program authorizes repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 3,000,000 common shares. Shares acquired by the SECT or the SERP Trust are not included in this program. During 2024, there were no repurchases of our Class A and B common stock. During 2023, we repurchased 97,849 of our Class A and B common stock for $7,697. During 2022, we repurchased 486,923 of our Class A and B common stock for $35,626. As of September 28, 2024, the total remaining authorization for future common share repurchases under our program is 2,172,081 shares.

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
During 2024, we granted awards in the form of performance-based restricted stock units ("PSUs"), time vested restricted stock units ("TVAs") and restricted stock awards ("RSAs"). The compensation cost for employee and non-employee director equity-based compensation programs for all current and prior year awards granted are as follows:

	2024	2023	2022
Performance-based restricted stock units	$5,994	$2,479	$1,718
Employee stock purchase plan	3,718	2,956	2,521
Time vested restricted stock units	3,223	2,461	1,423
Restricted stock awards	1,151	1,102	850
Stock appreciation rights	872	1,584	2,370
Total compensation cost before income taxes	$14,958	$10,582	$8,882
Income tax benefit	$2,091	$1,156	$970

Restricted Stock Units

Performance-Based Awards
PSU awards consist of shares of our stock which are payable upon the determination that we achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2024 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a cliff vesting schedule of three years; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) may receive an amount of the award based on the terms and conditions of the agreement.
PSUs are as follows:

Performance-Based Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2023	69,899	$84.25
Granted in 2024	40,388	126.20
Vested in 2024	(29,418)	84.23
Forfeited in 2024	(4,098)	96.59
Nonvested at September 28, 2024	76,771	$105.67
As of September 28, 2024, total unvested compensation expense associated with nonvested PSUs amounted to $4,511 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for PSU awards granted in 2022 that vested based on the achievement of performance targets in 2024, will be approximately 40,900 shares.

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

TVAs are as follows:

Time Vested Restricted Stock Units	Number of Awards	Weighted- Average Fair Value
Nonvested at September 30, 2023	50,045	$112.72
Granted in 2024	40,353	127.96
Vested in 2024	(20,396)	126.20
Forfeited in 2024	(2,932)	157.53
Decrease due to fair value change in 2024	(27,957)	n/a
Nonvested at September 28, 2024	39,113	$198.29
As of September 28, 2024, total unvested compensation expense associated with nonvested TVAs amounted to $4,865 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for TVAs that are expected to vest in 2025 from time based service conditions is approximately 13,900 shares, based on our closing price of Class B common stock of $198.29 as of September 28, 2024.
Restricted Stock Awards
The fair value of each RSA granted is equal to the fair market value of our common stock on the date of grant. These shares vest and are issued upon grant. There were 9,117 RSAs granted and vested in 2024 at a price of $126.20 resulting in a fair value of the RSAs vested of $1,151.
Employee Stock Purchase Plan
Shares and the weighted-average price per share associated with the ESPP are as follows:

Employee Stock Purchase Plan	2024	2023	2022
Shares issued	126,355	155,704	139,121
Weighted-average price per share	$105.18	$70.91	$67.91

Stock Appreciation Rights
The fair value of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model. In 2024, there were no SARs granted. The number of shares received upon the exercise of a SAR is equal in value to the difference between the fair market value of the common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the grant date. The exercise price of SARs and options, determined by a committee of the Board of Directors, may not be less than the fair value of the common stock on the grant date.
SARs are as follows:

Stock Appreciation Rights	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2023	701,510	$77.06
Exercised in 2024	(149,643)	72.88
Forfeited in 2024	(1,849)	81.11
Outstanding at September 28, 2024	550,018	$78.18	4.13 years	$66,148
Exercisable at September 28, 2024	523,336	$77.94	3.98 years	$63,072
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $200.80 and Class B common stock of $198.29 as of September 28, 2024. That value would have been effectively received by the SAR holders had all SARs been exercised as of that date.
The intrinsic value of awards exercised and fair value of awards vested are as follows:

Stock Appreciation Rights	2024	2023	2022
Intrinsic value of SARs exercised	$13,413	$5,596	$3,777
Total fair value of SARs vested	$1,511	$2,426	$2,346
As of September 28, 2024, total unvested compensation expense associated with SARs amounted to $92 and will be recognized over a weighted-average period of less than one year.
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

Note 21 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 1, 2022	$(182,024)	$(125,231)	$(3,787)	$(311,042)
OCI before reclassifications	41,089	(6,716)	1,021	35,394
Amounts reclassified from AOCIL	449	18,342	2,248	21,039
OCI, net of tax	41,538	11,626	3,269	56,433
AOCIL at September 30, 2023	(140,486)	(113,605)	(518)	(254,609)
OCI before reclassifications	44,959	(2,752)	69	42,276
Amounts reclassified from AOCIL	(11)	8,126	449	8,564
OCI, net of tax	44,948	5,374	518	50,840
AOCIL at September 28, 2024	$(95,538)	$(108,231)	$—	$(203,769)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

	Statements of Earnings location	2024	2023
Retirement liability:
Prior service cost		$57	$55
Actuarial losses		10,637	11,527
Settlement loss		(77)	12,391
Reclassification from AOCIL into earnings		10,617	23,973
Tax effect		(2,491)	(5,631)
Net reclassification from AOCIL into earnings		$8,126	$18,342
Derivatives:
Foreign currency contracts	Sales	$—	$517
Foreign currency contracts	Cost of sales	588	2,394
Reclassification from AOCIL into earnings		588	2,911
Tax effect		(139)	(663)
Net reclassification from AOCIL into earnings		$449	$2,248
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other and Pension settlement on the Consolidated Statements of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	2024	2023
Retirement liability:
Net actuarial gain (loss) during period	$(2,487)	$(8,432)
Tax effect	(265)	1,716
Net deferral in AOCIL of retirement liability	$(2,752)	$(6,716)
Derivatives:
Foreign currency contracts	$90	$1,319
Net gain (loss)	90	1,319
Tax effect	(21)	(298)
Net deferral in AOCIL of derivatives	$69	$1,021

Note 22 - Segments
Space and Defense. We manufacture critical defense components and motion-control systems used in defense vehicle platforms, missile systems, naval ships and submarines. We also manufacture high-performance components and systems used for space launch vehicles, satellites and spacecraft vehicles.
We also provide cutting-edge solutions for a wide array of applications, including space exploration, defense platforms, and advanced systems for missile guidance, propulsion, and vehicle controls. We support both defense and commercial initiatives in this segment.
Military Aircraft. We design, manufacture and integrate primary and secondary flight controls, mission-critical actuation systems, and products for various military fixed-wing aircraft and rotorcraft for both OEM and aftermarket customers.
Our military production programs include the F-35 Joint Strike Fighter and we are currently working on the development of the Textron Bell FLRAA and other classified funded development military programs.
Aftermarket sales, which represented 23%, 26% and 28% of 2024, 2023 and 2022 sales, respectively, consist of the maintenance, upgrades, spares, repairs and overhauls for military depots and existing fleets.
Commercial Aircraft. We design, manufacture and integrate primary and secondary flight-critical control systems and products for various commercial aircraft including widebody, narrowbody, business jets and regional jets for both OEM and aftermarket customers.
Our large commercial production programs include the Boeing 787 and the Airbus A350 programs. Our additional production programs include the Boeing 737 MAX, the Airbus A320 and A330, the Embraer E195-E2 and various Gulfstream business jets.
Aftermarket sales, which represented 33%, 34% and 33% of 2024, 2023 and 2022 sales, respectively, consist of support for the maintenance, upgrades, spares, repairs and overhauls for aircraft operators worldwide.
Industrial. We provide customized, high-performance motion control components and systems for industrial automation, medical, simulation and test and energy applications.
Our offerings include precision components used in heavy machinery, medical devices and components, power generation products, as well as simulation platforms for flight training and material testing applications.

Disaggregation of net sales by segment are as follows:

Market Type	2024	2023	2022
Net sales:
Space	$432,815	$407,153	$337,773
Defense	585,333	540,098	534,570
Space and Defense	1,018,148	947,251	872,343
Original Equipment Manufacturers	624,575	536,562	542,466
Aftermarket	186,991	183,770	199,607
Military Aircraft	811,566	720,332	742,073
Original Equipment Manufacturers	524,699	434,889	335,893
Aftermarket	263,601	233,926	178,495
Commercial Aircraft	788,300	668,815	514,388
Energy	137,854	123,864	125,574
Industrial Automation	443,580	485,502	435,074
Simulation and Test	155,889	124,980	99,815
Medical	253,823	248,378	246,516
Industrial	991,146	982,724	906,979
Net sales	$3,609,160	$3,319,122	$3,035,783

Customer Type	2024	2023	2022
Net sales:
Commercial	$172,829	$112,777	$111,569
U.S. Government (including OEM)	754,057	778,229	704,675
Other	91,262	56,245	56,099
Space and Defense	1,018,148	947,251	872,343
U.S. Government (including OEM)	582,688	505,794	507,672
Other	228,878	214,538	234,401
Military Aircraft	811,566	720,332	742,073
Commercial	751,310	635,810	480,887
Other	36,990	33,005	33,501
Commercial Aircraft	788,300	668,815	514,388
Commercial	971,868	965,867	891,238
U.S. Government (including OEM)	10,438	5,204	7,565
Other	8,840	11,653	8,176
Industrial	991,146	982,724	906,979
Commercial	1,896,007	1,714,454	1,483,694
U.S. Government (including OEM)	1,347,183	1,289,227	1,219,912
Other	365,970	315,441	332,177
Net sales	$3,609,160	$3,319,122	$3,035,783

Revenue Recognition Method	2024	2023	2022
Net sales:
Over-time	$909,638	$883,727	$806,994
Point in time	108,510	63,524	65,349
Space and Defense	1,018,148	947,251	872,343
Over-time	656,576	602,333	641,426
Point in time	154,990	117,999	100,647
Military Aircraft	811,566	720,332	742,073
Over-time	587,233	497,220	369,928
Point in time	201,067	171,595	144,460
Commercial Aircraft	788,300	668,815	514,388
Over-time	142,425	137,338	121,405
Point in time	848,721	845,386	785,574
Industrial	991,146	982,724	906,979
Over-time	2,295,872	2,120,618	1,939,753
Point in time	1,313,288	1,198,504	1,096,030
Net sales	$3,609,160	$3,319,122	$3,035,783
Sales to Boeing were $417,275, $349,961 and $339,119, or 12%, 11% and 11% of sales, in 2024, 2023 and 2022, respectively, including sales to Boeing Commercial Airplanes of $75,307, $166,748 and $139,615 in 2024, 2023 and 2022, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing are made primarily from our Military Aircraft and Space and Defense segments and are included in the Customer Type table above.

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

	2024	2023	2022
Operating profit:
Space and Defense	$127,354	$95,949	$86,844
Military Aircraft	85,858	60,416	90,055
Commercial Aircraft	91,472	84,387	33,565
Industrial	90,657	102,165	72,384
Total operating profit	395,341	342,917	282,848
Deductions from operating profit:
Interest expense	62,112	63,578	36,757
Equity-based compensation expense	14,959	10,582	8,882
Pension settlement	—	12,542	—
Non-service pension expense	12,685	12,324	6,072
Corporate and other expenses, net	37,772	27,839	28,158
Earnings before income taxes	$267,813	$216,052	$202,979
Depreciation and amortization:
Space and Defense	$21,424	$20,227	$19,399
Military Aircraft	30,544	31,026	29,515
Commercial Aircraft	15,010	12,610	12,822
Industrial	25,921	26,157	26,515
Corporate	207	213	138
Total depreciation and amortization	$93,106	$90,233	$88,389
Identifiable assets:
Space and Defense	$1,035,151	$1,012,616	$873,341
Military Aircraft	959,798	881,813	767,113
Commercial Aircraft	971,111	801,588	702,854
Industrial	1,098,697	1,088,753	1,046,754
Corporate	28,869	23,266	41,778
Total assets	$4,093,626	$3,808,036	$3,431,840
Capital expenditures:
Space and Defense	$48,624	$65,130	$44,255
Military Aircraft	53,740	46,599	38,089
Commercial Aircraft	29,405	30,447	32,437
Industrial	24,183	30,949	24,620
Corporate	66	161	30
Total capital expenditures	$156,018	$173,286	$139,431
Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2024	2023	2022
Net sales:
United States	$2,319,295	$2,152,967	$2,041,952
Germany	164,811	203,666	164,388
Other	1,125,054	962,489	829,443
Net sales	$3,609,160	$3,319,122	$3,035,783
Property, plant and equipment, net:
United States	$636,963	$537,908	$466,427
United Kingdom	128,105	125,471	61,950
Other	164,289	151,317	160,531
Property, plant and equipment, net	$929,357	$814,696	$688,908

Note 23 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, was a member of the Board of Directors of M&T Bank Corporation and M&T Bank through April 16, 2024. We currently engage with M&T Bank in the ordinary course of business for financing routine purchases and lease transactions, which totaled $13,216, $13,670 and $14,284 for 2024, 2023 and 2022, respectively. At September 28, 2024, we held outstanding leases with a total remaining obligation of $17,032. At September 28, 2024, outstanding deposits on our behalf for future equipment leases totaled $6,384. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit pension plan. For further details, see Note 15 - Employee Benefit Plans.
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
We are contingently liable for $14,695 related to standby letters of credit issued by banks to third parties on our behalf at September 28, 2024. Purchase commitments outstanding at September 28, 2024 are $1,375,616 including $84,719 for property, plant and equipment.
Note 25 - Subsequent Events
On October 31, 2024, the Board of Directors declared a $0.28 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on December 6, 2024 to shareholders of record at the close of business on November 21, 2024.
Through our portfolio shaping efforts, we closed on the sale of a motors business in the Czech Republic and a hydraulic systems business in Luxembourg that were included in our Industrial segment, on September 30, 2024 and received proceeds of $15,875. See Note 3 - Acquisitions, Divestitures and Assets Held for Sale for additional disclosures.
On November 6, 2024, we entered into the Fourth Amendment of the Credit Agreement between the SECT and Citizens Bank, N.A. The amendment reduces the borrowing capacity from $35,000 to $25,000 and extends the maturity date from October 26, 2025 to October 26, 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moog Inc. (the Company) as of September 28, 2024 and September 30, 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 27, 2024 expressed an unqualified opinion thereon.
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

Estimated contract costs at completion

Description of the Matter
As discussed in Notes 2 and 22 of the consolidated financial statements, revenue for U.S. Government contracts are recognized over-time as the Company is creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of the Company’s large commercial contracts qualify for over-time accounting as the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue is recognized for these contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. For the year ended September 28, 2024, the Company recognized revenue of $2.3 billion of total net revenue on this basis.
Auditing the Company’s estimated costs at completion for select long-term contracts was challenging due to the extent of audit effort required to evaluate the costs assumptions applied by the Company within their estimated costs at completion. Such costs include direct material, direct labor, other direct costs and indirect overhead costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of estimated contract costs at completion, including the determination of the underlying significant assumptions described above.

To test the accuracy of the Company’s estimated costs at completion for the select long-term contracts, our audit procedures included, among others, inquiries of key personnel involved in developing the estimates, inspection of historical program costs to support the future estimated costs, sensitivity analyses to evaluate changes in the revenue recognized that would result from changes in the estimated costs at completion, and/or analytical procedures comparing profit rates to similar contracts. We assessed the historical accuracy of management’s estimated costs at completion. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Buffalo, New York
November 27, 2024

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2024 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 28, 2024.
We completed one acquisition in 2024, which was excluded from our management's report on internal controls over financial reporting as of September 28, 2024. On October 20, 2023, we acquired Data Collection Limited. This acquisition in included in our 2024 consolidated financial statements and constituted $9.9 million and $9.4 million of total and net assets, respectively, as of September 28, 2024 and $5.0 million and $.1 million of revenues and net loss, respectively, for the year then ended.
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
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on Internal Control over Financial Reporting

We have audited Moog Inc.’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Moog Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Controls Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of Data Collection Limited, which is included in the 2024 consolidated financial statements of the Company and constituted $9.9 million and $9.4 million of total and net assets, respectively, as of September 28, 2024 and $5.0 million and $0.1 million of revenues and net loss. respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal controls over financial reporting of Data Collection Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2024 and September 30, 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and schedule listed in the Index at Item 15(2) and our report dated November 27, 2024 expressed an unqualified opinion thereon.

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

Buffalo, New York
November 27, 2024

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
On November 25, 2024, following a review of corporate law developments and market practice, the Board of Directors approved and adopted Amended and Restated By-Laws for the Company, effective immediately. Among other things, the amendments effected by the Amended and Restated By-Laws include:
•removing the requirement that annual meetings of shareholders be held not more than 180 days after the end of the fiscal year of the Company;
•updating the notice requirements for director nominations and other business brought by shareholders to require: (1) the disclosure of derivative interests and short positions, information that would be required to be disclosed in a Schedule 13D or an amendment thereto, and participants in a solicitation with respect to a nomination or other business brought by a shareholder; and (2) the completion of a written questionnaire by persons nominated by a shareholder for election as director at a meeting of shareholders; and
•removing viva voce voting as the default voting standard.
The Amended and Restated By-laws also incorporate other ministerial, clarifying and conforming changes. The above description does not purport to be complete and is qualified in its entirety by reference to the full text, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.
During the quarter ended September 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
On November 12, 2024, the Board of Directors approved the Moog Inc. 2025 Management Short Term Incentive Plan (the “2025 STI Plan”), effective from the beginning of the Company’s 2025 fiscal year. The 2025 STI Plan amends and restates the Moog Inc. 2023 Management Short Term Incentive Plan (the “2023 STI Plan”). While the 2025 STI Plan remains materially unchanged from the 2023 STI Plan, it now determines employee eligibility based on job levels and measures payments for partial service by days worked and incorporates other ministerial, clarifying and conforming changes. The above description does not purport to be complete and is qualified in its entirety by reference to the full text, which is filed as Exhibit 10.27 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the Company’s directors required by Item 401 of Regulation S-K will appear under the caption “Proposal 1 - Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference. Information concerning the Company’s executive officers required by Item 401 of Regulation S-K is presented under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference. Information required by Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the captions “Audit Committee” and “Audit Committee Report” in the 2024 Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.
In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons on our website.
We have adopted an insider trading policy addressing the purchase, sale and other disposition of our securities by our directors and employees that is reasonably designed to promote compliance with U.S. Federal insider trading laws, rules and regulations and the rules of the NYSE. That policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
Information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2024 Proxy Statement and is incorporated herein by reference. Information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Executive Compensation Committee Interlocks and Insider Participation” and “The Executive Compensation Committee Report” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement and is incorporated herein by reference. Information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2024 Proxy Statement and is incorporated herein by reference. Information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 will be included under the caption “Audit Fees and Pre-Approval Policy” in the 2024 Proxy Statement and is incorporated herein by reference.

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

3	Exhibits

Exhibit No.	Exhibit Description	Form	Filing Date or Filed Herewith
Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Moog Inc.	10-K	November 12, 2013
3.2	Amended and Restated By-laws of Moog Inc., dated November 25, 2024.		X
Instruments defining the rights of security holders, including indentures.
4.1	Indenture between Moog Inc. and MUFG Union Bank, N.A. as Trustee, dated December 13, 2019, relating to the 4.25% Senior Notes due 2027.	8-K	December 13, 2019
4.2	Description of Registrant's Securities.	10-K	November 12, 2019
4.3	Supplemental Indenture between Moog Inc., Moog Military Aircraft LLC and U.S. Bank Trust Company, National Association, dated December 11, 2023, relating to the 4.25% Senior Notes due 2027.	10-Q	April 26, 2024
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
		10-K	November 14, 2023
10.3
Second Amendment to the Amended and Restated Receivables Purchase Agreement, dated March 31, 2023, by and among Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer and Wells Fargo Bank, N.A., as Administrative Agent.
		10-K	November 14, 2023
10.4
Third Amendment to the Amended and Restated Receivables Purchase Agreement, dated December 13, 2023, by and among Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer and Wells Fargo Bank, N.A., as Administrative Agent.
		10-Q	April 26, 2024
10.5	Sixth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of October 27, 2022.	8-K	November 1, 2022
10.6	Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated July 26, 2018.	10-K	November 14, 2023
10.7	Fourth Amendment to the Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated November 6, 2024.		X
Management Contracts or Compensatory Plan or Arrangement
10.8	2008 Stock Appreciation Rights Plan.	14A	December 10, 2007
10.9	First Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	14A	December 13, 2012
10.10	Second Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	8-K	December 26, 2012
10.11	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan.	10-K	November 25, 2008
10.12	2014 Long Term Incentive Plan.	14A	December 12, 2014
10.13	First Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2015.	10-K	November 14, 2022
10.14	Second Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 15, 2016.	10-K	November 14, 2022
10.15	Third Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 11, 2019.	10-K	November 14, 2022
10.16	Fourth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2020.	10-K	November 14, 2022
10.17	Fifth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 16, 2021.	10-Q	January 28, 2022
10.18	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.19	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.20	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021

10.21	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021
10.22	Form of Time Vested Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 17, 2020).	10-K	November 15, 2021
10.23	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2022).	10-Q	February 3, 2023
10.24	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 14, 2023).	10-Q	January 26, 2024
10.25	Moog Inc. Revised 2021 Management Short Term Incentive Plan, effective October 3, 2021.	10-K	November 15, 2021
10.26	2023 Management Short Term Incentive Plan.	10-K	November 14, 2022
10.27	Moog Inc. 2025 Short Term Incentive Plan, effective September 29, 2024.		X
10.28	Moog Inc. Deferred Compensation Plan for Directors and Officers, amended and restated effective January 1, 2005.	10-K	November 14, 2022
10.29	First Amendment to the Moog Inc. Deferred Compensation Plan for Directors and Officers, effective November 16, 2021.	10-Q	January 28, 2022
10.30	Form of Employment Termination Benefits Agreement between Moog Inc.and Employee-Officers.	10-K	September 25, 1999
10.31	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers.	10-Q	April 28, 2023
10.32	Form of Indemnification Agreement for officers, directors and key employees.	8-K	November 30, 2004
10.33	Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Plan dated August 9, 2017.	8-K	August 11, 2017
10.34	Defined Contribution Supplemental Executive Retirement Plan, dated March 4, 2016.	10-Q	May 2, 2016
10.35	First Amendment to the Defined Contribution Supplemental Executive Retirement Plan, dated July 26, 2018.	10-Q	July 27, 2018
10.36	Moog Inc. Retirement Savings Restoration Plan.	10-K	November 14, 2022
10.37	First Amendment to the Moog Inc.Retirement Savings Restoration Plan.	10-K	November 14, 2022
Other Material Contracts
10.38	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015.	10-Q	May 4, 2015
10.39	Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014.	10-Q	February 3, 2015
10.40	Amendment No.1 to the Moog Inc. Stock Employee Compensation Trust Agreement, dated May 8, 2018.	10-Q	July 27, 2018
Other Exhibits
19	Moog Inc. Insider Trading Policy.		X
21	Registrant Subsidiary Listing.		X
23	Consent of Ernst & Young LLP.		X
97	Moog Inc. Compensation Clawback Policy, dated November 2023.	10-K	November 14, 2023
Executive Certifications
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
Interactive Data Files
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		X
101.SCH	XBRL Taxonomy Extension Schema Document.		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.		X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.		X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.		X
All of the exhibits listed above have been filed under Moog Inc., Se curities and Exchange Commission file number 1-05129.

Item 16.	Form 10-K Summary.

None.

Valuation and Qualifying Accounts

(dollars in thousands)					Schedule II
		Additions		Foreign
	Balance at	charged to		exchange	Balance
	beginning	expenses and		impact	at end
Description	of year	other accounts	Deductions*	and other	of year
Fiscal year ended October 1, 2022
Contract reserves	$58,857	$23,607	$35,099	$(818)	$46,547
Allowance for credit losses	4,351	1,686	1,083	(346)	4,608
Reserve for inventory valuation	155,655	25,252	33,876	(6,426)	140,605
Deferred tax valuation allowance	13,896	—	4,598	(648)	8,650
Fiscal year ended September 30, 2023
Contract reserves	$46,547	$94,829	$96,046	$(73)	$45,257
Allowance for credit losses	4,608	1,786	2,200	(184)	4,010
Reserve for inventory valuation	140,605	20,286	21,336	2,244	141,799
Deferred tax valuation allowance	8,650	2,454	4,254	(420)	6,430
Fiscal year ended September 28, 2024
Contract reserves	$45,257	$124,242	$97,849	$(96)	$71,554
Allowance for credit losses	4,010	1,117	2,145	91	3,073
Reserve for inventory valuation	141,799	23,105	16,903	2,642	150,643
Deferred tax valuation allowance	6,430	4,693	218	—	10,905
 * Includes the effects of divestitures.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ PAT ROCHE
Pat Roche
Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	November 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 27, 2024.

/s/ PAT ROCHE	/s/ WILLIAM G. GISEL, JR.
Pat Roche	William G. Gisel, Jr.
Chief Executive Officer	Director
(Principal Executive Officer)

/s/ JENNIFER WALTER	/s/ PETER J. GUNDERMANN
Jennifer Walter	Peter J. Gundermann
Chief Financial Officer	Director
(Principal Financial Officer)

/s/ NICHOLAS HART	/s/ KRAIG H. KAYSER
Nicholas Hart	Kraig H. Kayser
Controller	Director
(Principal Accounting Officer)

/s/ JOHN R. SCANNELL	/s/ BRIAN J. LIPKE
John R. Scannell	Brian J. Lipke
Chairman of the Board and Director	Director

/s/ JANET M. COLETTI	/s/ MAHESH NARANG
Janet M. Coletti	Mahesh Narang
Director	Director

/s/ DONALD R. FISHBACK	/s/ BRENDA L. REICHELDERFER
Donald R. Fishback	Brenda L. Reichelderfer
Director	Director