Form 10-Q
period 2024-12-28
MOOG INC.
filed 2025-01-24
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024

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

The number of shares outstanding of each class of common stock as of January 17, 2025 was:
Class A common stock, 28,350,335 shares
Class B common stock, 3,244,769 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except share and per share data)	December 28, 2024	December 30, 2023
Net sales	$910,315	$856,850
Cost of sales	668,040	623,651
Gross profit	242,275	233,199
Research and development	23,605	30,579
Selling, general and administrative	127,781	118,725
Interest	17,002	16,694
Restructuring	3,784	1,889
Other	1,524	2,701
Earnings before income taxes	68,579	62,611
Income taxes	15,466	14,799
Net earnings	$53,113	$47,812

Net earnings per share
Basic	$1.66	$1.50
Diluted	$1.64	$1.48

Weighted average common shares outstanding
Basic	31,971,462	31,902,101
Diluted	32,407,293	32,249,313
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Net earnings	$53,113	$47,812
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(41,696)	31,013
Retirement liability adjustment	3,092	1,678
Change in accumulated loss on derivatives	262	318
Other comprehensive income (loss), net of tax	(38,342)	33,009
Comprehensive income	$14,771	$80,821
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 28, 2024	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$73,448	$61,694
Restricted cash	360	123
Receivables, net	472,310	419,971
Unbilled receivables	735,759	709,014
Inventories, net	886,088	863,702
Prepaid expenses and other current assets	77,783	86,245
Total current assets	2,245,748	2,140,749
Property, plant and equipment, net	934,087	929,357
Operating lease right-of-use assets	56,744	52,591
Goodwill	818,503	833,764
Intangible assets, net	59,469	63,479
Deferred income taxes	24,219	20,991
Other assets	54,242	52,695
Total assets	$4,193,012	$4,093,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$267,054	$292,988
Accrued compensation	68,366	101,127
Contract advances and progress billings	293,550	299,732
Accrued liabilities and other	284,849	305,180
Total current liabilities	913,819	999,027
Long-term debt, excluding current installments	1,104,151	874,139
Long-term pension and retirement obligations	162,222	167,161
Deferred income taxes	26,080	27,738
Other long-term liabilities	171,962	164,928
Total liabilities	2,378,234	2,232,993
Shareholders’ equity
Common stock - Class A	43,844	43,835
Common stock - Class B	7,436	7,445
Additional paid-in capital	777,060	784,509
Retained earnings	2,712,875	2,668,723
Treasury shares	(1,141,242)	(1,082,240)
Stock Employee Compensation Trust	(186,219)	(194,049)
Supplemental Retirement Plan Trust	(156,865)	(163,821)
Accumulated other comprehensive loss	(242,111)	(203,769)
Total shareholders’ equity	1,814,778	1,860,633
Total liabilities and shareholders’ equity	$4,193,012	$4,093,626
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2024	December 30, 2023
COMMON STOCK
Beginning and end of period	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	784,509	608,270
Issuance of treasury shares	2,413	2,160
Equity-based compensation expense	3,346	3,454
Adjustment to market - SECT and SERP	(13,208)	59,377
End of period	777,060	673,261
RETAINED EARNINGS
Beginning of period	2,668,723	2,496,979
Net earnings	53,113	47,812
Dividends (1)	(8,961)	(8,619)
End of period	2,712,875	2,536,172
TREASURY SHARES AT COST
Beginning of period	(1,082,240)	(1,057,938)
Class A and B shares issued related to compensation	773	995
Class A and B shares purchased	(59,775)	(8,711)
End of period	(1,141,242)	(1,065,654)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(194,049)	(114,769)
Issuance of shares	9,665	5,001
Purchase of shares	(8,087)	(3,971)
Adjustment to market	6,252	(32,634)
End of period	(186,219)	(146,373)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(163,821)	(93,126)
Adjustment to market	6,956	(26,743)
End of period	(156,865)	(119,869)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(203,769)	(254,609)
Other comprehensive income (loss)	(38,342)	33,009
End of period	(242,111)	(221,600)
TOTAL SHAREHOLDERS’ EQUITY	$1,814,778	$1,707,217
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.28 and $0.27 per share for the three months ended December 28, 2024 and December 30, 2023, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended
(share data)	December 28, 2024	December 30, 2023
COMMON STOCK - CLASS A
Beginning of period	43,835,149	43,822,344
Conversion of Class B to Class A	7,672	3,573
End of period	43,842,821	43,825,917
COMMON STOCK - CLASS B
Beginning of period	7,444,564	7,457,369
Conversion of Class B to Class A	(7,672)	(3,573)
End of period	7,436,892	7,453,796
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,633,512)	(14,657,897)
Class A shares issued related to compensation	12,333	18,411
Class A shares purchased	(224,107)	(7,533)
End of period	(14,845,286)	(14,647,019)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,861,088)	(2,896,845)
Class B shares issued related to compensation	67,873	64,263
Class B shares purchased	(73,388)	(59,112)
End of period	(2,866,603)	(2,891,694)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(548,084)	(592,128)
Issuance of shares	45,099	37,308
Purchase of shares	(38,485)	(29,780)
End of period	(541,470)	(584,600)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2024	December 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$53,113	$47,812
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	23,478	20,927
Amortization	2,323	2,720
Deferred income taxes	(3,577)	(4,547)
Equity-based compensation expense	4,325	4,165
Other	2,708	(2,478)
Changes in assets and liabilities providing (using) cash:
Receivables	(63,037)	58,887
Unbilled receivables	(31,073)	(51,015)
Inventories	(48,711)	(46,852)
Accounts payable	(22,973)	(5,752)
Contract advances and progress billings	(1,314)	64,171
Accrued expenses	(29,372)	(31,814)
Accrued income taxes	(9,698)	12,324
Net pension and post retirement liabilities	1,555	2,957
Other assets and liabilities	(10,031)	(11,114)
Net cash provided (used) by operating activities	(132,284)	60,391
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(5,212)
Purchase of property, plant and equipment	(32,778)	(37,416)
Net proceeds from businesses sold	13,487	—
Other investing transactions	169	(479)
Net cash provided (used) by investing activities	(19,122)	(43,107)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	426,500	279,500
Payments on revolving lines of credit	(197,000)	(223,000)
Payments on finance lease obligations	(2,745)	(1,286)
Payment of dividends	(8,961)	(8,619)
Proceeds from sale of treasury stock	—	581
Purchase of outstanding shares for treasury	(55,692)	(8,711)
Proceeds from sale of stock held by SECT	9,665	5,001
Purchase of stock held by SECT	(8,087)	(4,561)
Other financing transactions	(439)	—
Net cash provided (used) by financing activities	163,241	38,905
Effect of exchange rate changes on cash	(2,564)	1,495
Increase (decrease) in cash, cash equivalents and restricted cash	9,271	57,684
Cash, cash equivalents and restricted cash at beginning of period (1)	64,537	69,144
Cash, cash equivalents and restricted cash at end of period	$73,808	$126,828
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$3,186	$2,574
Assets acquired through lease financing	18,862	7,845
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Beginning of period cash balance at September 29, 2024 includes cash related to assets held for sale of $2,720.

Notes to Consolidated Condensed Financial Statements
Three Months Ended December 28, 2024
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 28, 2024 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2024. All references to years in these financial statements are to fiscal years.
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the three months ended December 28, 2024.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The provisions of the standard are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment requires retrospective application to all prior periods presented in the financial statements.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2025
ASU no. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This standard expands annual income tax disclosures to require specific categories in the rate reconciliation table to be disclosed using both percentages and reporting currency amounts and requires additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of income taxes paid by jurisdiction. The provisions of the standard are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2026
ASU no. 2024-03 Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses	This standard requires disclosure of specified information about certain cost and expenses at each interim and annual reporting period. This includes disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset for each relevant expense caption on the income statement, as well as the total amount of selling expenses. Additionally, the amendments require disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The provisions of the standard are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2028

We consider the applicability and impact of all Accounting Standard Updates ("ASU"). ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.

Out of Period Adjustment
During the three months ended December 28, 2024, the Company recorded an out of period adjustment to correct an error identified by management related to its warranty expense in Commercial Aircraft. The adjustment resulted in an increase to cost of sales and a decrease to unbilled receivables of $7,540. The Company has evaluated the impacts of this error, both quantitatively and qualitatively, and has concluded the error was not material to any prior interim or annual period. The correction is not expected to be material to the fiscal year ending September 27, 2025.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three months ended December 28, 2024 we recognized additional revenue of $8,669, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three months ended December 30, 2023 we recognized lower revenue of $95, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three months ended December 28, 2024.

As of December 28, 2024, we had contract reserves of $66,646. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	December 28, 2024	September 28, 2024
Unbilled receivables	$735,759	$709,014
Contract advances and progress billings	293,550	299,732
Net contract assets	$442,209	$409,282

The net increase in contract assets reflects the impact of additional unbilled revenues and a decrease in contract advances and progress billings during the period. For the three months ended December 28, 2024, we recognized $98,568 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of December 28, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,420,000. We expect to recognize approximately 46% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions and Divestitures
Acquisitions
On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $5,911. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment. The sales and results of operations of DCL are immaterial in 2025 and 2024.

Divestitures
In the fourth quarter of 2024, we recorded losses in Asset impairment and fair value adjustment of $14,897, related to selling a motors business in the Czech Republic and a hydraulic systems business in Luxembourg that were included in our Industrial segment. As a result, we reclassified $9,360 to other current assets and $5,153 to accrued liabilities as held for sale at September 28, 2024. We completed the sale of these businesses on September 30, 2024, which required the release of the associated cumulative translation adjustment. There has been no significant change to the losses recognized as a result of completing the transactions.

Note 4 - Receivables
Receivables consist of:

	December 28, 2024	September 28, 2024
Accounts receivable	$441,356	$388,841
Government assistance receivables	16,614	16,673
Other	17,303	17,530
Less allowance for credit losses	(2,963)	(3,073)
Receivables, net	$472,310	$419,971
Moog Receivables LLC (the "Receivables Subsidiary"), a wholly owned bankruptcy remote special purpose subsidiary of Moog Inc. (the "Company"), as seller, the Company, as master servicer, Wells Fargo Bank, N.A., as administrative agent (the "Agent") and certain purchasers (collectively, the "Purchasers") entered into an Amended and Restated Receivables Purchase Agreement (the "RPA"). The RPA matures on December 11, 2026 and is subject to customary termination events related to transactions of this type.

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

The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were both $156,966 for the three months ended December 28, 2024, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of December 28, 2024, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $625,633 at December 28, 2024.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	December 28, 2024	September 28, 2024
Raw materials and purchased parts	$300,608	$291,969
Work in progress	510,219	489,503
Finished goods	75,261	82,230
Inventories, net	$886,088	$863,702
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of December 28, 2024 and September 28, 2024.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	December 28, 2024	September 28, 2024
Land	$31,221	$32,270
Buildings and improvements	698,222	698,333
Machinery and equipment	906,109	900,187
Computer equipment and software	235,003	237,604
Property, plant and equipment, at cost	1,870,555	1,868,394
Less accumulated depreciation and amortization	(936,468)	(939,037)
Property, plant and equipment, net	$934,087	$929,357
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

The components of lease expense were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating lease cost	$8,176	$6,970

Finance lease cost:
Amortization of right-of-use assets	$3,499	$1,826
Interest on lease liabilities	2,458	1,232
Total finance lease cost	$5,957	$3,058
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$8,230	$7,151
Operating cash flow for finance leases	2,458	1,232
Financing cash flow for finance leases	2,745	1,286
Assets obtained in exchange for lease obligations:
Operating leases	$8,121	$5,717
Finance leases	10,741	2,128

Supplemental balance sheet information related to leases was as follows:

	December 28, 2024	September 28, 2024
Operating Leases:
Operating lease right-of-use assets	$56,744	$52,591

Accrued liabilities and other	$11,553	$11,124
Other long-term liabilities	56,739	53,228
Total operating lease liabilities	$68,292	$64,352

Finance Leases:
Property, plant, and equipment, at cost	$129,904	$123,314
Accumulated depreciation	(18,750)	(14,875)
Property, plant, and equipment, net	$111,154	$108,439

Accrued liabilities and other	$10,460	$9,198
Other long-term liabilities	103,564	100,146
Total finance lease liabilities	$114,024	$109,344

Weighted average remaining lease term in years:
Operating leases	6.5	6.2
Finance leases	18.8	20.1

Weighted average discount rates:
Operating leases	5.3%	5.2%
Finance leases	6.4%	6.4%
Maturities of lease liabilities were as follows:

	December 28, 2024
	Operating Leases	Finance Leases
2025	$11,091	$11,870
2026	14,396	17,635
2027	13,112	15,242
2028	10,914	16,164
2029	8,671	17,023
Thereafter	22,669	139,674
Total lease payments	80,853	217,608
Less: imputed interest	(12,561)	(103,584)
Total	$68,292	$114,024

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 28, 2024	$259,551	$118,942	$92,612	$362,659	$833,764
Foreign currency translation	(51)	(3,531)	—	(11,679)	(15,261)
Balance at December 28, 2024	$259,500	$115,411	$92,612	$350,980	$818,503
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at December 28, 2024. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at December 28, 2024.

The components of intangible assets are as follows:

		December 28, 2024		September 28, 2024
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$127,611	$(95,481)	$130,092	$(96,307)
Technology-related	9	67,123	(56,166)	68,275	(56,236)
Program-related	23	38,236	(24,252)	39,865	(24,887)
Marketing-related	8	21,668	(19,288)	22,141	(19,486)
Other	3	1,314	(1,296)	1,407	(1,385)
Intangible assets	12	$255,952	$(196,483)	$261,780	$(198,301)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Acquired intangible asset amortization	$2,321	$2,725
Based on acquired intangible assets recorded at December 28, 2024, amortization is estimated to be approximately:

	2025	2026	2027	2028	2029
Estimated future amortization of acquired intangible assets	$9,300	$9,200	$8,000	$7,200	$5,300

Note 9 - Equity Method and Other Investments
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations, are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Condensed Balance Sheets and consist of:

	December 28, 2024	September 28, 2024
Moog Aircraft Service Asia	$1,490	$1,742
Suffolk Technologies Fund 1, L.P.	2,115	1,659
Net investment balance	$3,605	$3,401
We recorded the following gains and losses from equity method investments and joint ventures which are included in Other in the Consolidated Condensed Statements of Earnings:

	Three Months Ended
	December 28, 2024	December 30, 2023
Net gain (loss)
Equity method investments and joint ventures	$1	$(67)
Moog Aircraft Services Asia ("MASA") is a joint venture included in our Commercial Aircraft segment in which we currently hold a 51% ownership share. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems.

Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $5,158.

Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. As of December 28, 2024, we had investments of $4,580, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	December 28, 2024	September 28, 2024
U.S. revolving credit facility	$604,000	$375,500
SECT revolving credit facility	2,000	1,000
Senior notes 4.25%	500,000	500,000
Senior debt	1,106,000	876,500
Less deferred debt issuance cost	(1,849)	(2,361)
Long-term debt	$1,104,151	$874,139
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

On November 6, 2024, the SECT amended the revolving credit facility, which reduced the borrowing capacity from $35,000 to $25,000 and extended the maturity date from October 26, 2025 to October 26, 2026. Interest is based on SOFR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.

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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	December 28, 2024	September 28, 2024
Employee benefits	$65,294	$55,032
Contract reserves	66,646	71,554
Warranty accrual	22,502	23,548
Accrued income taxes	35,611	52,007
Other	94,796	103,039
Other accrued liabilities	$284,849	$305,180
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Warranty accrual at beginning of period	$23,548	$22,939
Warranties issued during current period	1,726	3,319
Adjustments to pre-existing warranties	215	(526)
Reductions for settling warranties	(2,582)	(1,876)
Foreign currency translation	(405)	240
Warranty accrual at end of period	$22,502	$24,096
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $55,424 at December 28, 2024. These contracts mature at various times through August 28, 2026.

We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of December 28, 2024, we had no outstanding net investment hedges.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 28, 2024, we had no outstanding interest rate swaps.

Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2025 or 2024.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $164,506 at December 28, 2024. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended
	Statements of Earnings location	December 28, 2024	December 30, 2023
Net gain (loss)
Foreign currency contracts	Other	$(12,271)	$4,452
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	December 28, 2024	September 28, 2024
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$248	$—
Foreign currency contracts	Other assets	141	—
	Total asset derivatives	$389	$—
Foreign currency contracts	Accrued liabilities and other	$120	$—
Foreign currency contracts	Other long-term liabilities	137	—
	Total liability derivatives	$257	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$12	$648
Foreign currency contracts	Accrued liabilities and other	$1,064	$28

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	December 28, 2024	September 28, 2024
Foreign currency contracts	Other current assets	$260	$648
Foreign currency contracts	Other assets	141	—
	Total assets	$401	$648
Foreign currency contracts	Accrued liabilities and other	$1,184	$28
Foreign currency contracts	Other long-term liabilities	137	—
Acquisition contingent consideration	Accrued liabilities and other	2,239	2,839
	Total liabilities	$3,560	$2,867
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Balance at beginning of period	$2,839	$3,089
Increase in discounted future cash flows recorded as interest expense	—	83
Settlements paid in cash	(600)	—
Balance at end of period	$2,239	$3,172
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 28, 2024, the fair value of long-term debt was $1,079,465 compared to its carrying value of $1,106,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
The 2023 plan has elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $4,100.

Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 28, 2024	$1,400	$624	$760	$9,394	$12,178
Charged to expense - 2024 plan	170	—	—	3,069	3,239
Charged to expense - 2023 plan	—	—	—	545	545
Adjustments to provision	—	—	—	(523)	(523)
Non-cash charges - 2024 plan	—	—	—	(319)	(319)
Cash payments - 2024 plan	(85)	(599)	(734)	(3,291)	(4,709)
Cash payments - 2023 plan	—	—	—	(370)	(370)
Cash payments - 2022 plan	—	—	—	(32)	(32)
Cash payments - 2020 plan	—	—	—	(161)	(161)
Cash payments - 2018 plan	—	—	—	(91)	(91)
Foreign currency translation	—	—	—	(541)	(541)
Balance at December 28, 2024	$1,485	$25	$26	$7,680	$9,216
As of December 28, 2024, the restructuring accrual consists of $4,613 for the 2024 plan, $3,658 for the 2023 plan, $169 for the 2022 plan, $87 for the 2020 plan and $689 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve and the timing of the expected payments.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended
	December 28, 2024	December 30, 2023
U.S. defined contribution plans	$11,880	$12,052
Non-U.S. defined contribution plans	2,553	2,298
Total expense for defined contribution plans	$14,433	$14,350
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
U.S. Plans
Service cost	$2,470	$2,694
Interest cost	6,724	6,973
Expected return on plan assets	(7,900)	(6,817)
Amortization of actuarial loss	2,977	3,072
Expense for U.S. defined benefit plans	$4,271	$5,922
Non-U.S. Plans
Service cost	$767	$650
Interest cost	1,304	1,418
Expected return on plan assets	(1,035)	(1,096)
Amortization of prior service cost	14	14
Amortization of actuarial loss	189	52
Expense for non-U.S. defined benefit plans	$1,239	$1,038

Note 16 - Income Taxes
The effective tax rate for the three months ended December 28, 2024 and December 30, 2023 was 22.6% and 23.6%, respectively. The effective tax rate for the three months ended December 28, 2024 and December 30, 2023 was higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S. with higher statutory rates.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 28, 2024 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 28, 2024	$(95,538)	$(108,231)	$—	$(203,769)
OCI before reclassifications	(52,708)	913	246	(51,549)
Amounts reclassified from AOCIL	11,012	2,179	16	13,207
OCI, net of tax	(41,696)	3,092	262	(38,342)
AOCIL at December 28, 2024	$(137,234)	$(105,139)	$262	$(242,111)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statements of Earnings location	December 28, 2024	December 30, 2023
Retirement liability:
Prior service cost		$14	$14
Actuarial losses		2,818	2,658
Reclassification from AOCIL into earnings		2,832	2,672
Tax effect		(653)	(628)
Net reclassification from AOCIL into earnings		$2,179	$2,044
Derivatives:
Foreign currency contracts	Cost of sales	$21	$295
Reclassification from AOCIL into earnings		21	295
Tax effect		(5)	(70)
Net reclassification from AOCIL into earnings		$16	$225
Foreign currency translation:
Business dispositions	Other	$11,012	$(27)
Reclassification from AOCIL into earnings		11,012	(27)
Tax effect		—	—
Net reclassification from AOCIL into earnings		$11,012	$(27)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Foreign currency contracts	$321	$122
Net gain	321	122
Tax effect	(75)	(29)
Net deferral in AOCIL of derivatives	$246	$93

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Basic weighted-average shares outstanding	31,971,462	31,902,101
Dilutive effect of equity-based awards	435,831	347,212
Diluted weighted-average shares outstanding	32,407,293	32,249,313

Anti-dilutive shares from equity-based awards	—	—
Note 20 - Segments
Disaggregation of net sales by segment for the three months ended December 28, 2024 and December 30, 2023 are as follows:

	Three Months Ended
Market Type	December 28, 2024	December 30, 2023
Net sales:
Space	$108,187	$99,610
Defense	139,597	130,518
Space and Defense	247,784	230,128
Original Equipment Manufacturers	166,207	141,371
Aftermarket	47,213	44,873
Military Aircraft	213,420	186,244
Original Equipment Manufacturers	141,077	129,702
Aftermarket	79,846	64,520
Commercial Aircraft	220,923	194,222
Energy	28,285	32,770
Industrial Automation	96,114	116,415
Simulation and Test	35,493	37,505
Medical	68,296	59,566
Industrial	228,188	246,256
Net sales	$910,315	$856,850

	Three Months Ended
Customer Type	December 28, 2024	December 30, 2023
Net sales:
Commercial	$59,102	$34,304
U.S. Government (including OEM)	162,285	176,402
Other	26,397	19,422
Space and Defense	247,784	230,128
U.S. Government (including OEM)	160,775	135,165
Other	52,645	51,079
Military Aircraft	213,420	186,244
Commercial	211,758	184,675
Other	9,165	9,547
Commercial Aircraft	220,923	194,222
Commercial	226,146	242,386
U.S. Government (including OEM)	591	2,840
Other	1,451	1,030
Industrial	228,188	246,256
Commercial	497,006	461,365
U.S. Government (including OEM)	323,651	314,407
Other	89,658	81,078
Net sales	$910,315	$856,850

	Three Months Ended
Revenue Recognition Method	December 28, 2024	December 30, 2023
Net sales:
Over-time	$223,382	$210,195
Point in time	24,402	19,933
Space and Defense	247,784	230,128
Over-time	176,554	151,956
Point in time	36,866	34,288
Military Aircraft	213,420	186,244
Over-time	161,212	142,903
Point in time	59,711	51,319
Commercial Aircraft	220,923	194,222
Over-time	26,967	31,750
Point in time	201,221	214,506
Industrial	228,188	246,256
Over-time	588,115	536,804
Point in time	322,200	320,046
Net sales	$910,315	$856,850

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment and reconciliations for the three months ended December 28, 2024 and December 30, 2023 are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating profit:
Space and Defense	$28,539	$25,297
Military Aircraft	22,916	19,589
Commercial Aircraft	24,204	20,626
Industrial	25,498	29,024
Total operating profit	101,157	94,536
Deductions from operating profit:
Interest expense	17,002	16,694
Equity-based compensation expense	4,325	4,165
Non-service pension expense	1,946	3,187
Corporate and other expenses, net	9,305	7,879
Earnings before income taxes	$68,579	$62,611

Note 21 - Related Party Transactions
Our transactions with related parties were immaterial for the three months ended December 28, 2024 and December 30, 2023.
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

We are contingently liable for $14,518 related to standby letters of credit issued by banks to third parties on our behalf at December 28, 2024.
Note 23 - Subsequent Event
On January 23, 2025, we declared a $0.29 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on February 25, 2025 to shareholders of record at the close of business on February 7, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 28, 2024. In addition, the following should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Condensed Financial Statements contained herein. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years. Amounts may differ from reported values due to rounding.

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

Under ASC 606, 65% of revenue was recognized over time for the three months ended December 28, 2024, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended December 28, 2024, 35% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

Our products and technologies affect the lives of millions of people around the world. Our solutions are critical to preserving national security, ensuring safe air transportation, reducing factory emissions and enhancing patient's lives all while driving innovation. Our engineers collaboratively design and manufacture the most advanced motion control products, to the highest quality standards, for use in demanding applications. By capitalizing on these core foundational strengths, we believe we have achieved a leadership position in the high performance precision controls market and are "Shaping The Way Our World Moves™."

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

Our fundamental long-term strategies that will help us achieve our financial objectives center around pricing and simplification initiatives. Our pricing initiatives focus on receiving recognition for the value we deliver to our customers across all of our markets. Our simplification initiatives center around 80/20 methodologies and include:
•shaping our product and business portfolio to invest in growth areas and to divest those that no longer fit,
•rationalizing our footprint to align with current and future business levels,
•focusing our factories so that individual manufacturing sites meet the unique needs of a specific market, and
•investing in automation and technologies to improve business operations.

We focus on improving shareholder value through strategic revenue growth, both organic and acquired, improving operating efficiencies and manufacturing initiatives and utilizing low cost manufacturing facilities without compromising quality. Over time, we strive to have a balanced approach to capital allocation in order to maximize shareholder returns. Investing for organic growth through increased capital expenditures is a key opportunity for us within our capital allocation strategy. With the anticipation of several significant programs that will provide long-term revenue growth starting in a few years, our investments in our facilities will continue at elevated levels to ensure we are well prepared for these opportunities. Also, we have repurchased shares opportunistically and remain committed to our dividend policy.

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
Divestitures
In 2024, we recorded losses in Asset impairment and fair value adjustment of $15 million related to selling a motors business in the Czech Republic and a hydraulic systems business in Luxembourg that were included in our Industrial segment. As a result, we reclassified $9 million in other current assets and $5 million in accrued liabilities as held for sale at September 28, 2024. We completed the sale of these businesses on September 30, 2024. There has been no significant change to the losses recognized as a result of completing the transactions.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(dollars and shares in millions, except per share data)	December 28, 2024	December 30, 2023	$ Variance	% Variance
Net sales	$910	$857	$53	6%
Gross margin	26.6%	27.2%
Research and development expenses	24	31	(7)	(23%)
Selling, general and administrative expenses as a percentage of sales	14.0%	13.9%
Interest expense	17	17	—	2%
Restructuring expense	4	2	2	N/M
Other	2	3	(1)	(44%)
Effective tax rate	22.6%	23.6%
Net earnings	$53	$48	$5	11%
Diluted earnings per share	$1.64	$1.48	$0.16	11%
Twelve-month backlog	$2,500	$2,490	$10	—%
Net sales increased in the first quarter of 2025 compared to the first quarter of 2024, driven by demand in Commercial Aircraft and by defense market growth in Military Aircraft and Space and Defense. These increases were partially offset by a decrease in Industrial, driven by the lost sales associated with our portfolio shaping activities.

Gross margin decreased in the first quarter of 2025 compared to the first quarter of 2024, driven by an unfavorable sales mix in Military Aircraft and an out-of-period warranty expense in Commercial Aircraft.

Research and development expenses decreased in the first quarter of 2025 compared to the first quarter of 2024 due to the timing of activities across our segments.

As we continue to simplify our operations, the first quarters of 2025 and 2024 both included charges for various restructuring activities, primarily within Industrial.

The twelve-month backlog in the first quarter of 2025 compared with the first quarter of 2024 was relatively flat. Within Space and Defense, we had higher orders across our satellite programs, as well as across our defense programs. This was partially offset by twelve-month backlog decreases in Industrial and Military Aircraft. The twelve-month backlog in Industrial decreased due to divestitures and weaker foreign currencies. The Military Aircraft twelve-month backlog decrease was due to the unfavorable timing of orders across various OEM programs.

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
Space and Defense

	Three Months Ended
(dollars in millions)	December 28, 2024	December 30, 2023	$ Variance	% Variance
Net sales	$248	$230	$18	8%
Operating profit	$29	$25	$3	13%
Operating margin	11.5%	11.0%
Space and Defense net sales increased in the first quarter of 2025 compared to the first quarter of 2024 driven by higher broad-based demand. In the first quarter of 2025, net sales increased $9 million in each of our defense and space markets. Within our defense market, higher U.S. demand for our component products and the ramp of new defense pursuits serving European needs increased sales. Within our space market, higher demand for satellite components and launch vehicles increased sales.

Operating margin increased in the first quarter of 2025 compared to the first quarter of 2024, driven by sales growth, partially offset by sales mix and investments to prepare for upcoming major programs.

Military Aircraft

	Three Months Ended
(dollars in millions)	December 28, 2024	December 30, 2023	$ Variance	% Variance
Net sales	$213	$186	$27	15%
Operating profit	$23	$20	$3	17%
Operating margin	10.7%	10.5%
Military Aircraft net sales increased in the first quarter of 2025 compared to the first quarter of 2024. Sales increased $25 million in military OEM programs, driven by the ramp-up of activity on the FLRAA program and our new production work. Sales also increased $2 million in military aftermarket programs.

Operating margin increased in the first quarter of 2025 compared to the first quarter of 2024, driven by the increased activity on the FLRAA program and lower research and development expenses, partially offset by an unfavorable sales mix.

Commercial Aircraft

	Three Months Ended
(dollars in millions)	December 28, 2024	December 30, 2023	$ Variance	% Variance
Net sales	$221	$194	$27	14%
Operating profit	$24	$21	$4	17%
Operating margin	11.0%	10.6%
Commercial Aircraft net sales increased in the first quarter of 2025 compared to the first quarter of 2024 due to increased demand across our OEM and aftermarket programs. In the first quarter of 2025, commercial aftermarket sales increased $15 million, driven by strong repair activity and by initial provisioning of spares. OEM sales increased $11 million, driven by the timing of orders on certain programs.

Operating margin increased in the first quarter of 2025 compared to the first quarter of 2024, driven by aftermarket sales growth, largely offset by an $8 million out-of-period warranty expense.
Industrial

	Three Months Ended
(dollars in millions)	December 28, 2024	December 30, 2023	$ Variance	% Variance
Net sales	$228	$246	$(18)	(7%)
Operating profit	$25	$29	$(4)	(12%)
Operating margin	11.2%	11.8%
Industrial net sales decreased in the first quarter of 2025 compared to the first quarter of 2024, driven by the lost sales associated with our portfolio shaping activities. In the first quarter of 2025, industrial automation sales decreased $20 million, driven by divestitures and lower demand. Sales also decreased $4 million in energy and $2 million in simulation and test. These decreases were partially offset by a sales increase of $9 million in our medical market due to higher demand for our medical device products.

Operating margin decreased in the first quarter of 2025 compared to the first quarter of 2024. The first quarters of 2025 and 2024 included $5 million and $2 million, respectively, of restructuring and other charges. Excluding the net impacts of these charges, adjusted operating margins in the first quarter of 2025 and 2024 were 13.2% and 12.6%, respectively. The resulting increase in adjusted operating margin was primarily due to simplification initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statements of Cash Flows

	Three Months Ended
(dollars in millions)	December 28, 2024	December 30, 2023	$ Variance
Net cash provided (used) by:
Operating activities	$(132)	$60	$(193)
Investing activities	(19)	(43)	24
Financing activities	163	39	124
Operating activities

Net cash provided by operating activities in the first quarter of 2025 decreased compared to the first quarter of 2024. Accounts receivable used $122 million more of cash, driven by pressure from strong collections in the fourth quarter of fiscal year 2024. Customer advances used $65 million more of cash, as we worked down advances in Space and Defense and in Military Aircraft.

Investing activities

Net cash used by investing activities in the first quarter of 2025 included $33 million of capital expenditures and $13 million of proceeds from the sales of businesses.

Net cash used by investing activities in the first quarter of 2024 included $37 million of capital expenditures and $5 million associated with the acquisition of DCL.

Financing activities

Net cash provided by financing activities in the first quarter of 2025 included $230 million of net borrowings on our credit facilities. Financing activities also included $39 million for shares under the repurchase program authorized by the Board of Directors and $9 million of cash dividends.

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

At December 28, 2024, our cash balances were $74 million, which includes $64 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding credit facility borrowings was 6.04% and is based on SOFR plus the applicable margin, which was 1.60% at December 28, 2024.

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

The SECT has a revolving credit facility with a borrowing capacity of $25 million, maturing on October 26, 2026. Interest was 6.60% as of December 28, 2024 and is based on SOFR plus a margin of 2.23%.

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

At December 28, 2024, we had $515 million of unused capacity, including $492 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.41% as of December 28, 2024.

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

The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 2 million common shares remaining under this authorization. See the Consolidated Condensed Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report for additional details.

Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our Annual Report on Form 10-K for the year ended September 28, 2024. See Note 7 - Leases, Note 10 - Indebtedness, Note 15 - Employee Benefit Plans and Note 22 - Commitments and Contingencies, of Part I, Item 1, Financial Information, of this report for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets.

Our aerospace and defense businesses represented 73% of our 2024 sales. Our defense market, which represented 51% of our 2024 sales, is directly affected by defense funding levels and product demand, which have recently increased. Our commercial aircraft market, which represented 22% of our 2024 sales, is aligning with our customers' current plans.

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

The commercial OEM aircraft market depends on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Boeing and Airbus are producing widebody aircraft at rates to support the current air traffic volumes, as well as working through their current supply-chain challenges. Any adjustments to their ramp schedules affects the timing of the demand for our flight control systems.

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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2024 sales were denominated in foreign currencies. During the first three months of 2025, average foreign currency rates generally were the same against the U.S. dollar compared to 2024. The translation of the results of our foreign subsidiaries into U.S. dollars had no material impact on sales compared to the same period one year ago.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2024 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 28, 2024 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control over Financial Reporting. There have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2024 for a complete discussion of our risk factors. There have been no material changes in the current year regarding our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended December 28, 2024.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share (4)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
September 29, 2024 - November 2, 2024	15,918	$203.55	—	2,172,081
November 3, 2024 - November 30, 2024	90,734	213.78	—	2,172,081
December 1, 2024 - December 28, 2024	229,328	195.42	220,983	1,951,098
Total	335,980	$200.76	220,983	1,951,098
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 15,632 shares at $203.82 in October, 16,616 shares at $214.59 in November and 6,237 shares at $214.13 in December.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In October, we accepted delivery of 286 Class A shares at $188.35. In November, we accepted delivery of 2,743 Class A shares at $224.42 and 27,422 Class B shares at $210.35. In December, we accepted delivery of 95 Class A shares at $196.88 and 867 Class B shares at $209.41. In connection with the issuance of equity-based awards, we purchased 43,953 Class B shares at $214.95 per share from the SECT in November and 1,146 Class B shares at $189.87 in December.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In December we purchased 220,983 Class A shares at an average price of $194.86.

(4)Excludes 1% excise tax accrued pursuant to the Inflation Reduction Act of 2022.

Item 6. Exhibits.

(a)	Exhibits
	10.1	TVA Form of Agreement
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	January 24, 2025	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	January 24, 2025	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	January 24, 2025	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)