Form 10-Q
period 2025-03-29
MOOG INC.
filed 2025-04-25
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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

The number of shares outstanding of each class of common stock as of April 18, 2025 was:
Class A common stock, 28,290,552 shares
Class B common stock, 3,239,813 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$934,840	$930,303	$1,845,155	$1,787,153
Cost of sales	676,648	663,350	1,344,688	1,287,001
Inventory write-down	2,149	175	2,149	175
Gross profit	256,043	266,778	498,318	499,977
Research and development	24,481	28,382	48,086	58,961
Selling, general and administrative	133,102	124,961	260,883	243,686
Interest	19,548	18,003	36,550	34,697
Asset impairment	—	6,750	—	6,750
Restructuring	2,425	6,750	6,209	8,639
Other	2,908	3,183	4,432	5,884
Earnings before income taxes	73,579	78,749	142,158	141,360
Income taxes	17,825	18,746	33,291	33,545
Net earnings	$55,754	$60,003	$108,867	$107,815

Net earnings per share
Basic	$1.77	$1.88	$3.43	$3.38
Diluted	$1.75	$1.86	$3.38	$3.34

Weighted average common shares outstanding
Basic	31,558,372	31,967,828	31,764,917	31,934,965
Diluted	31,942,315	32,335,418	32,174,804	32,295,762
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net earnings	$55,754	$60,003	$108,867	$107,815
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	22,988	(13,726)	(18,708)	17,287
Retirement liability adjustment	1,724	2,173	4,816	3,851
Change in accumulated loss on derivatives	400	200	662	518
Other comprehensive income (loss), net of tax	25,112	(11,353)	(13,230)	21,656
Comprehensive income	$80,866	$48,650	$95,637	$129,471
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	March 29, 2025	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$62,124	$61,694
Restricted cash	602	123
Receivables, net	537,179	419,971
Unbilled receivables	733,762	709,014
Inventories, net	902,551	863,702
Prepaid expenses and other current assets	95,554	86,245
Total current assets	2,331,772	2,140,749
Property, plant and equipment, net	960,015	929,357
Operating lease right-of-use assets	55,354	52,591
Goodwill	825,415	833,764
Intangible assets, net	57,915	63,479
Deferred income taxes	31,638	20,991
Other assets	57,146	52,695
Total assets	$4,319,255	$4,093,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$293,052	$292,988
Accrued compensation	69,411	101,127
Contract advances and progress billings	306,772	299,732
Accrued liabilities and other	282,180	305,180
Total current liabilities	951,415	999,027
Long-term debt, excluding current installments	1,165,662	874,139
Long-term pension and retirement obligations	172,395	167,161
Deferred income taxes	26,384	27,738
Other long-term liabilities	167,982	164,928
Total liabilities	2,483,838	2,232,993
Shareholders’ equity
Common stock - Class A	43,852	43,835
Common stock - Class B	7,428	7,445
Additional paid-in capital	750,119	784,509
Retained earnings	2,759,484	2,668,723
Treasury shares	(1,204,032)	(1,082,240)
Stock Employee Compensation Trust	(162,945)	(194,049)
Supplemental Retirement Plan Trust	(141,490)	(163,821)
Accumulated other comprehensive loss	(216,999)	(203,769)
Total shareholders’ equity	1,835,417	1,860,633
Total liabilities and shareholders’ equity	$4,319,255	$4,093,626
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	777,060	673,261	784,509	608,270
Issuance of treasury shares	6,137	4,126	8,550	6,286
Equity-based compensation expense	2,668	2,182	6,014	5,636
Adjustment to market - SECT and SERP	(35,746)	22,703	(48,954)	82,080
End of period	750,119	702,272	750,119	702,272
RETAINED EARNINGS
Beginning of period	2,712,875	2,536,172	2,668,723	2,496,979
Net earnings	55,754	60,003	108,867	107,815
Dividends (1)	(9,145)	(8,953)	(18,106)	(17,572)
End of period	2,759,484	2,587,222	2,759,484	2,587,222
TREASURY SHARES AT COST
Beginning of period	(1,141,242)	(1,065,654)	(1,082,240)	(1,057,938)
Class A and B shares issued related to compensation	4,790	5,623	5,563	6,618
Class A and B shares purchased	(67,580)	(11,527)	(127,355)	(20,238)
End of period	(1,204,032)	(1,071,558)	(1,204,032)	(1,071,558)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(186,219)	(146,373)	(194,049)	(114,769)
Issuance of shares	9,624	10,787	19,289	15,788
Purchase of shares	(6,721)	(4,846)	(14,808)	(8,817)
Adjustment to market	20,371	(12,863)	26,623	(45,497)
End of period	(162,945)	(153,295)	(162,945)	(153,295)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(156,865)	(119,869)	(163,821)	(93,126)
Adjustment to market	15,375	(9,840)	22,331	(36,583)
End of period	(141,490)	(129,709)	(141,490)	(129,709)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(242,111)	(221,600)	(203,769)	(254,609)
Other comprehensive income (loss)	25,112	(11,353)	(13,230)	21,656
End of period	(216,999)	(232,953)	(216,999)	(232,953)
TOTAL SHAREHOLDERS’ EQUITY	$1,835,417	$1,753,259	$1,835,417	$1,753,259
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.29 and $0.57 per share for the three and six months ended March 29, 2025 and $0.28 and $0.55 per share for the three and six months ended March 30, 2024, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Six Months Ended
(share data)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
COMMON STOCK - CLASS A
Beginning of period	43,842,821	43,825,917	43,835,149	43,822,344
Conversion of Class B to Class A	7,918	433	15,590	4,006
End of period	43,850,739	43,826,350	43,850,739	43,826,350
COMMON STOCK - CLASS B
Beginning of period	7,436,892	7,453,796	7,444,564	7,457,369
Conversion of Class B to Class A	(7,918)	(433)	(15,590)	(4,006)
End of period	7,428,974	7,453,363	7,428,974	7,453,363
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,845,286)	(14,647,019)	(14,633,512)	(14,657,897)
Class A shares issued related to compensation	425	1,974	12,758	20,385
Class A shares purchased	(291,204)	(802)	(515,311)	(8,335)
End of period	(15,136,065)	(14,645,847)	(15,136,065)	(14,645,847)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,866,603)	(2,891,694)	(2,861,088)	(2,896,845)
Class B shares issued related to compensation	76,885	104,202	144,758	168,465
Class B shares purchased	(53,528)	(78,309)	(126,916)	(137,421)
End of period	(2,843,246)	(2,865,801)	(2,843,246)	(2,865,801)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(541,470)	(584,600)	(548,084)	(592,128)
Issuance of shares	50,933	74,137	96,032	111,445
Purchase of shares	(34,547)	(33,612)	(73,032)	(63,392)
End of period	(525,084)	(544,075)	(525,084)	(544,075)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	March 29, 2025	March 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$108,867	$107,815
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	45,822	42,276
Amortization	4,629	5,296
Deferred income taxes	(12,252)	(17,805)
Equity-based compensation expense	8,020	7,212
Asset impairment	—	6,750
Other	2,997	2,382
Changes in assets and liabilities providing (using) cash:
Receivables	(123,555)	17,469
Unbilled receivables	(26,967)	(86,197)
Inventories	(54,209)	(77,396)
Accounts payable	1,975	1,847
Contract advances and progress billings	9,964	24,512
Accrued expenses	(30,966)	903
Accrued income taxes	(24,986)	10,833
Net pension and post retirement liabilities	12,986	5,687
Other assets and liabilities	(15,187)	(35,195)
Net cash provided (used) by operating activities	(92,862)	16,389
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(5,911)
Purchase of property, plant and equipment	(70,382)	(77,530)
Net proceeds from businesses sold	13,487	—
Other investing transactions	(2,062)	(515)
Net cash provided (used) by investing activities	(58,957)	(83,956)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	752,500	509,500
Payments on revolving lines of credit	(462,000)	(425,000)
Payments on finance lease obligations	(4,501)	(2,741)
Payment of dividends	(18,106)	(17,572)
Proceeds from sale of treasury stock	7,825	7,579
Purchase of outstanding shares for treasury	(126,425)	(20,238)
Proceeds from sale of stock held by SECT	19,289	15,788
Purchase of stock held by SECT	(14,808)	(9,407)
Other financing transactions	(1,457)	—
Net cash provided (used) by financing activities	152,317	57,909
Effect of exchange rate changes on cash	(2,309)	245
Increase (decrease) in cash, cash equivalents and restricted cash	(1,811)	(9,413)
Cash, cash equivalents and restricted cash at beginning of period (1)	64,537	69,144
Cash, cash equivalents and restricted cash at end of period	$62,726	$59,731
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$6,288	$5,325
Assets acquired through lease financing	25,094	18,160
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Beginning of period cash balance at September 29, 2024 includes cash related to assets held for sale of $2,720.

Notes to Consolidated Condensed Financial Statements
Six Months Ended March 29, 2025
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 29, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2024. All references to years in these financial statements are to fiscal years.
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the six months ended March 29, 2025.

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

Out of Period Adjustment
In the first quarter of 2025, the Company recorded an out of period adjustment to correct an error identified by management related to its warranty expense in Commercial Aircraft. The adjustment resulted in an increase to cost of sales and a decrease to unbilled receivables of $7,540. The Company has evaluated the impacts of this error, both quantitatively and qualitatively, and has concluded the error was not material to any prior interim or annual period. The correction is not expected to be material to the year ending September 27, 2025.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and six months ended March 29, 2025 we recognized additional revenue of $2,604 and $11,274, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and six months ended March 30, 2024 we recognized additional revenue of $2,479 and $2,384 respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and six months ended March 29, 2025.

As of March 29, 2025, we had contract reserves of $69,920. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	March 29, 2025	September 28, 2024
Unbilled receivables	$733,762	$709,014
Contract advances and progress billings	306,772	299,732
Net contract assets	$426,990	$409,282

The net increase in contract assets reflects the impact of additional unbilled revenues and an increase in contract advances and progress billings during the period. For the three and six months ended March 29, 2025, we recognized $64,128 and $162,695 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of March 29, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,320,000. We expect to recognize approximately 47% of that amount as sales over the next twelve months and the balance thereafter.

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

Note 4 - Receivables
Receivables consist of:

	March 29, 2025	September 28, 2024
Accounts receivable	$502,093	$388,841
Government assistance receivables	16,614	16,673
Other	21,571	17,530
Less allowance for credit losses	(3,099)	(3,073)
Receivables, net	$537,179	$419,971
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

The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $196,475 and $353,441 for the three and six months ended March 29, 2025, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of March 29, 2025, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $668,529 at March 29, 2025.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	March 29, 2025	September 28, 2024
Raw materials and purchased parts	$294,444	$291,969
Work in progress	525,666	489,503
Finished goods	82,441	82,230
Inventories, net	$902,551	$863,702
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of March 29, 2025 and September 28, 2024.
During the three months ended March 29, 2025, we recorded $2,149 of write-downs as a result of additional excess and obsolete inventories related to restructuring actions started in 2024 to close Industrial and Space and Defense facilities and transfer remaining production.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	March 29, 2025	September 28, 2024
Land	$32,069	$32,270
Buildings and improvements	714,224	698,333
Machinery and equipment	924,938	900,187
Computer equipment and software	244,490	237,604
Property, plant and equipment, at cost	1,915,721	1,868,394
Less accumulated depreciation and amortization	(955,706)	(939,037)
Property, plant and equipment, net	$960,015	$929,357

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating lease cost	$8,081	$8,245	$16,257	$15,215

Finance lease cost:
Amortization of right-of-use assets	$2,580	$2,072	$6,079	$3,898
Interest on lease liabilities	1,828	1,335	4,286	2,567
Total finance lease cost	$4,408	$3,407	$10,365	$6,465
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$16,493	$15,600
Operating cash flow for finance leases	4,286	2,567
Financing cash flow for finance leases	4,501	2,741
Assets obtained in exchange for lease obligations:
Operating leases	$9,499	$6,543
Finance leases	15,595	11,617

Supplemental balance sheet information related to leases was as follows:

	March 29, 2025	September 28, 2024
Operating Leases:
Operating lease right-of-use assets	$55,354	$52,591

Accrued liabilities and other	$12,160	$11,124
Other long-term liabilities	55,229	53,228
Total operating lease liabilities	$67,389	$64,352

Finance Leases:
Property, plant, and equipment, at cost	$136,922	$123,314
Accumulated depreciation	(21,487)	(14,875)
Property, plant, and equipment, net	$115,435	$108,439

Accrued liabilities and other	$11,409	$9,198
Other long-term liabilities	107,191	100,146
Total finance lease liabilities	$118,600	$109,344

Weighted average remaining lease term in years:
Operating leases	6.3	6.2
Finance leases	18.6	20.1

Weighted average discount rates:
Operating leases	5.3%	5.2%
Finance leases	6.4%	6.4%
Maturities of lease liabilities were as follows:

	March 29, 2025
	Operating Leases	Finance Leases
2025	$7,764	$8,545
2026	14,972	18,832
2027	13,618	16,427
2028	11,371	17,345
2029	9,058	18,350
Thereafter	23,203	147,669
Total lease payments	79,986	227,168
Less: imputed interest	(12,597)	(108,568)
Total	$67,389	$118,600

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 28, 2024	$259,551	$118,942	$92,612	$362,659	$833,764
Foreign currency translation	(28)	(2,000)	—	(6,321)	(8,349)
Balance at March 29, 2025	$259,523	$116,942	$92,612	$356,338	$825,415
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at March 29, 2025. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at March 29, 2025.

The components of intangible assets are as follows:

		March 29, 2025		September 28, 2024
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$128,744	$(97,431)	$130,092	$(96,307)
Technology-related	9	67,717	(57,213)	68,275	(56,236)
Program-related	23	38,990	(25,134)	39,865	(24,887)
Marketing-related	8	21,842	(19,617)	22,141	(19,486)
Other	3	1,362	(1,345)	1,407	(1,385)
Intangible assets	12	$258,655	$(200,740)	$261,780	$(198,301)
All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents and intellectual property. Program-related intangible assets consist of long-term programs represented by current contracts and probable follow-on work. Marketing-related intangible assets primarily consist of trademarks and trade names.

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Acquired intangible asset amortization	$2,303	$2,563	$4,624	$5,288
Based on acquired intangible assets recorded at March 29, 2025, amortization is estimated to be approximately:

	2025	2026	2027	2028	2029
Estimated future amortization of acquired intangible assets	$9,400	$9,400	$8,500	$7,700	$6,100

Note 9 - Equity Method and Other Investments
Investments and operating results in which we do not have a controlling interest but we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Condensed Balance Sheets and consist of:

	March 29, 2025	September 28, 2024
Moog Aircraft Service Asia	$1,744	$1,742
Suffolk Technologies Fund 1, L.P.	2,566	1,659
Net investment balance	$4,310	$3,401
We recorded the following gains and losses from equity method investments and joint ventures which are included in Other in the Consolidated Condensed Statements of Earnings:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net gain (loss)
Equity method investments and joint ventures	$250	$338	$251	$271
Moog Aircraft Services Asia ("MASA") is a joint venture included in our Commercial Aircraft segment in which we currently hold a 51% ownership share. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems.

Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $4,774.

Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. As of March 29, 2025, we had investments of $4,580, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	March 29, 2025	September 28, 2024
U.S. revolving credit facility	$665,000	$375,500
SECT revolving credit facility	2,000	1,000
Senior notes 4.25%	500,000	500,000
Senior debt	1,167,000	876,500
Less deferred debt issuance cost	(1,338)	(2,361)
Long-term debt	$1,165,662	$874,139
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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	March 29, 2025	September 28, 2024
Employee benefits	$59,775	$55,032
Contract reserves	69,920	71,554
Warranty accrual	21,782	23,548
Accrued income taxes	28,660	52,007
Other	102,043	103,039
Other accrued liabilities	$282,180	$305,180
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Warranty accrual at beginning of period	$22,502	$24,096	$23,548	$22,939
Warranties issued during current period	1,828	1,971	3,554	5,290
Adjustments to pre-existing warranties	(892)	(155)	(677)	(681)
Reductions for settling warranties	(1,823)	(2,148)	(4,405)	(4,024)
Foreign currency translation	167	(148)	(238)	92
Warranty accrual at end of period	$21,782	$23,616	$21,782	$23,616
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $55,326 at March 29, 2025. These contracts mature at various times through December 23, 2026.

We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of March 29, 2025, we had no outstanding net investment hedges.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At March 29, 2025, we had no outstanding interest rate swaps.

Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2025 or 2024.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $183,320 at March 29, 2025. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net gain (loss)
Foreign currency contracts	Other	$3,533	$(2,919)	$(8,738)	$1,533
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	March 29, 2025	September 28, 2024
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$636	$—
Foreign currency contracts	Other assets	293	—
	Total asset derivatives	$929	$—
Foreign currency contracts	Other long-term liabilities	6	—
	Total liability derivatives	$6	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$46	$648
Foreign currency contracts	Accrued liabilities and other	$402	$28

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	March 29, 2025	September 28, 2024
Foreign currency contracts	Other current assets	$682	$648
Foreign currency contracts	Other assets	293	—
	Total assets	$975	$648
Foreign currency contracts	Accrued liabilities and other	$402	$28
Foreign currency contracts	Other long-term liabilities	6	—
Acquisition contingent consideration	Accrued liabilities and other	873	2,839
	Total liabilities	$1,281	$2,867
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance at beginning of period	$2,239	$3,172	$2,839	$3,089
Increase in discounted future cash flows recorded as interest expense	—	84	—	167
Increase in earn out provisions recorded as other expense	76	—	76	—
Settlements paid in cash	(1,442)	—	(2,042)	—
Balance at end of period	$873	$3,256	$873	$3,256
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 29, 2025, the fair value of long-term debt was $1,142,652 compared to its carrying value of $1,167,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
The 2023 plan has elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $3,700.

Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 28, 2024	$1,400	$624	$760	$9,394	$12,178
Charged to expense - 2024 plan	860	—	—	4,376	5,236
Charged to expense - 2023 plan	—	—	—	973	973
Adjustments to provision	—	—	—	(546)	(546)
Non-cash charges - 2024 plan	(324)	—	—	(318)	(642)
Cash payments - 2024 plan	(382)	(624)	(760)	(5,768)	(7,534)
Cash payments - 2023 plan	—	—	—	(601)	(601)
Cash payments - 2022 plan	—	—	—	(32)	(32)
Cash payments - 2020 plan	—	—	—	(170)	(170)
Cash payments - 2018 plan	—	—	—	(270)	(270)
Foreign currency translation	8	—	—	(194)	(186)
Balance at March 29, 2025	$1,562	$—	$—	$6,844	$8,406
As of March 29, 2025, the restructuring accrual consists of $3,676 for the 2024 plan, $3,853 for the 2023 plan, $176 for the 2022 plan, $80 for the 2020 plan and $621 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve and the timing of the expected payments.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
U.S. defined contribution plans	$12,427	$13,310	$24,307	$25,362
Non-U.S. defined contribution plans	2,591	2,653	5,144	4,951
Total expense for defined contribution plans	$15,018	$15,963	$29,451	$30,313
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
U.S. Plans
Service cost	$2,471	$2,693	$4,941	$5,387
Interest cost	6,724	6,973	13,448	13,946
Expected return on plan assets	(7,900)	(6,816)	(15,800)	(13,633)
Amortization of actuarial loss	2,977	3,072	5,954	6,144
Expense for U.S. defined benefit plans	$4,272	$5,922	$8,543	$11,844
Non-U.S. Plans
Service cost	$764	$653	$1,531	$1,303
Interest cost	1,290	1,432	2,594	2,850
Expected return on plan assets	(1,027)	(1,107)	(2,062)	(2,203)
Amortization of prior service cost	15	14	29	28
Amortization of actuarial loss	187	52	376	104
Expense for non-U.S. defined benefit plans	$1,229	$1,044	$2,468	$2,082

Note 16 - Income Taxes
The effective tax rate for the three and six months ended March 29, 2025 was 24.2% and 23.4%, respectively. The effective tax rate for the three and six months ended March 30, 2024 was 23.8% and 23.7%, respectively. The effective tax rates for the three and six months ended March 29, 2025 and March 30, 2024 were higher than the U.S. federal statutory tax rate of 21% due to tax on earnings generated outside the U.S. with higher statutory rates and U.S. state income taxes, partially offset by research and development tax credits.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended March 29, 2025 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 28, 2024	$(95,538)	$(108,231)	$—	$(203,769)
OCI before reclassifications	(29,710)	461	685	(28,564)
Amounts reclassified from AOCIL	11,002	4,355	(23)	15,334
OCI, net of tax	(18,708)	4,816	662	(13,230)
AOCIL at March 29, 2025	$(114,246)	$(103,415)	$662	$(216,999)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Retirement liability:
Prior service cost		$15	$14	$29	$28
Actuarial losses		2,816	2,660	5,634	5,318
Reclassification from AOCIL into earnings		2,831	2,674	5,663	5,346
Tax effect		(655)	(629)	(1,308)	(1,257)
Net reclassification from AOCIL into earnings		$2,176	$2,045	$4,355	$4,089
Derivatives:
Foreign currency contracts	Cost of sales	$(51)	$293	$(30)	$588
Reclassification from AOCIL into earnings		(51)	293	(30)	588
Tax effect		12	(69)	7	(139)
Net reclassification from AOCIL into earnings		$(39)	$224	$(23)	$449
Foreign currency translation:
Business dispositions	Other	$(10)	$16	$11,002	$(11)
Reclassification from AOCIL into earnings		(10)	16	11,002	(11)
Tax effect		—	—	—	—
Net reclassification from AOCIL into earnings		$(10)	$16	$11,002	$(11)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Foreign currency contracts	$576	$(32)	$897	$90
Net gain (loss)	576	(32)	897	90
Tax effect	(137)	8	(212)	(21)
Net deferral in AOCIL of derivatives	$439	$(24)	$685	$69

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Basic weighted-average shares outstanding	31,558,372	31,967,828	31,764,917	31,934,965
Dilutive effect of equity-based awards	383,943	367,590	409,887	360,797
Diluted weighted-average shares outstanding	31,942,315	32,335,418	32,174,804	32,295,762

Anti-dilutive shares from equity-based awards	451	4,640	226	4,640
Note 20 - Segments
Disaggregation of net sales by segment for the three and six months ended March 29, 2025 and March 30, 2024 are as follows:

	Three Months Ended		Six Months Ended
Market Type	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Space	$122,018	$113,697	$230,205	$213,307
Defense	148,166	153,090	287,763	283,608
Space and Defense	270,184	266,787	517,968	496,915
Original Equipment Manufacturers	165,166	153,611	331,373	294,982
Aftermarket	48,683	48,889	95,896	93,762
Military Aircraft	213,849	202,500	427,269	388,744
Original Equipment Manufacturers	135,648	140,281	276,725	269,983
Aftermarket	80,733	67,313	160,579	131,833
Commercial Aircraft	216,381	207,594	437,304	401,816
Energy	38,933	34,504	67,218	67,274
Industrial Automation	95,063	115,959	191,177	232,374
Simulation and Test	34,816	38,053	70,309	75,558
Medical	65,614	64,906	133,910	124,472
Industrial	234,426	253,422	462,614	499,678
Net sales	$934,840	$930,303	$1,845,155	$1,787,153

	Three Months Ended		Six Months Ended
Customer Type	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Commercial	$32,007	$45,033	$91,109	$79,337
U.S. Government (including OEM)	212,259	198,223	374,544	374,625
Other	25,918	23,531	52,315	42,953
Space and Defense	270,184	266,787	517,968	496,915
U.S. Government (including OEM)	159,066	140,446	319,841	275,611
Other	54,783	62,054	107,428	113,133
Military Aircraft	213,849	202,500	427,269	388,744
Commercial	206,701	200,553	418,459	385,228
Other	9,680	7,041	18,845	16,588
Commercial Aircraft	216,381	207,594	437,304	401,816
Commercial	229,781	249,808	455,927	492,194
U.S. Government (including OEM)	2,106	2,084	2,697	4,924
Other	2,539	1,530	3,990	2,560
Industrial	234,426	253,422	462,614	499,678
Commercial	468,489	495,394	965,495	956,759
U.S. Government (including OEM)	373,431	340,753	697,082	655,160
Other	92,920	94,156	182,578	175,234
Net sales	$934,840	$930,303	$1,845,155	$1,787,153

	Three Months Ended		Six Months Ended
Revenue Recognition Method	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
Over-time	$242,650	$242,631	$466,032	$452,826
Point in time	27,534	24,156	51,936	44,089
Space and Defense	270,184	266,787	517,968	496,915
Over-time	181,079	161,959	357,633	313,915
Point in time	32,770	40,541	69,636	74,829
Military Aircraft	213,849	202,500	427,269	388,744
Over-time	154,862	157,107	316,074	300,010
Point in time	61,519	50,487	121,230	101,806
Commercial Aircraft	216,381	207,594	437,304	401,816
Over-time	28,273	34,761	55,240	66,511
Point in time	206,153	218,661	407,374	433,167
Industrial	234,426	253,422	462,614	499,678
Over-time	606,864	596,458	1,194,979	1,133,262
Point in time	327,976	333,845	650,176	653,891
Net sales	$934,840	$930,303	$1,845,155	$1,787,153

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment and reconciliations for the three and six months ended March 29, 2025 and March 30, 2024 are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating profit:
Space and Defense	$32,781	$42,243	$61,320	$67,540
Military Aircraft	23,722	16,769	46,638	36,358
Commercial Aircraft	25,591	24,845	49,795	45,471
Industrial	27,213	28,155	52,711	57,179
Total operating profit	109,307	112,012	210,464	206,548
Deductions from operating profit:
Interest expense	19,548	18,003	36,550	34,697
Equity-based compensation expense	3,695	3,047	8,020	7,212
Non-service pension expense	1,939	3,191	3,885	6,378
Corporate and other expenses, net	10,546	9,022	19,851	16,901
Earnings before income taxes	$73,579	$78,749	$142,158	$141,360

Note 21 - Related Party Transactions
Our transactions with related parties were not material for the three and six months ended March 29, 2025.
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

We are contingently liable for $13,916 related to standby letters of credit issued by banks to third parties on our behalf at March 29, 2025.
Note 23 - Subsequent Event
On April 24, 2025, we declared a $0.29 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on May 27, 2025 to shareholders of record at the close of business on May 9, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 28, 2024. In addition, the following should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Condensed Financial Statements contained herein. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years. Amounts may differ due to rounding as dollar and percentage variances are computed based on reported values.

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

Under ASC 606, 65% of revenue was recognized over time for the three months ended March 29, 2025, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended March 29, 2025, 35% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

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

We focus on improving shareholder value through strategic revenue growth, both organic and acquired, improving operating efficiencies and manufacturing initiatives and utilizing low cost manufacturing facilities without compromising quality. Over time, we strive to have a balanced approach to capital allocation in order to maximize shareholder returns. Investing for organic growth through increased capital expenditures is a key element of our capital allocation strategy. With the anticipation of several significant programs that will provide long-term revenue growth starting in a few years, our investments in our facilities will continue at elevated levels to ensure we are well prepared for these opportunities. Also, we have repurchased shares opportunistically and remain committed to our dividend policy.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	March 29, 2025	March 30, 2024	$ Variance	% Variance	March 29, 2025	March 30, 2024	$ Variance	% Variance
Net sales	$935	$930	$5	—%	$1,845	$1,787	$58	3%
Gross margin	27.4%	28.7%			27.0%	28.0%
Research and development expenses	24	28	(4)	(14%)	48	59	(11)	(18%)
Selling, general and administrative expenses as a percentage of sales	14.2%	13.4%			14.1%	13.6%
Interest expense	20	18	2	9%	37	35	2	5%
Asset impairment	—	7	(7)	N/M	—	7	(7)	N/M
Restructuring expense	2	7	(4)	N/M	6	9	(2)	N/M
Other	3	3	—	(9%)	4	6	(1)	(25%)
Effective tax rate	24.2%	23.8%			23.4%	23.7%
Net earnings	$56	$60	$(4)	(7%)	$109	$108	$1	1%
Diluted earnings per share	$1.75	$1.86	$(0.11)	(6%)	$3.38	$3.34	$0.04	1%
Twelve-month backlog					$2,490	$2,500	$(10)	—%
Net sales increased in the second quarter and in the first half of 2025 compared to the second quarter and first half of 2024, driven by demand in Commercial Aircraft and by defense market growth in Military Aircraft and Space and Defense. These increases were partially offset by a decrease in Industrial, driven by the lost sales associated with our simplification actions.

Gross margin decreased in the second quarter of 2025 compared to the second quarter of 2024. In the second quarter of 2024, we had a one-time benefit of $14 million from the Employee Retention Credit associated with the CARES Act. Gross margin decreased in the first half of 2025 compared to the first half of 2024, driven by the out-of-period warranty expense in Commercial Aircraft in the first quarter of 2025 and by the benefit of the Employee Retention Credit in the first half of 2024.

Research and development expenses decreased in the second quarter and in the first half of 2025 compared to the second quarter and first half of 2024 due to the timing of activities, primarily in Industrial.

As we continue to simplify our operations, the second quarter and first half of 2025 included charges for various simplification activities, primarily within Industrial. The second quarter and first half of 2024 included impairments in Military Aircraft and charges related to simplification efforts, primarily in Industrial and Military Aircraft.

The twelve-month backlog in the second quarter of 2025 compared with the second quarter of 2024 was relatively flat. Within Space and Defense, we had higher orders across our satellite programs, as well as across our defense programs. This was partially offset by twelve-month backlog decreases in Commercial Aircraft and Industrial. The twelve-month backlog in Commercial Aircraft decreased due to the timing of OEM orders. The twelve-month backlog in Industrial decreased due to divestitures and the timing of a large order in the second quarter of 2024.

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
Space and Defense

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Variance	% Variance	March 29, 2025	March 30, 2024	$ Variance	% Variance
Net sales	$270	$267	$3	1%	$518	$497	$21	4%
Operating profit	$33	$42	$(9)	(22%)	$61	$68	$(6)	(9%)
Operating margin	12.1%	15.8%			11.8%	13.6%
Space and Defense net sales increased in the second quarter and in the first half of 2025 compared to the second quarter and first half of 2024, reflecting broad-based defense demand. Higher demand for components for satellites and missiles was partially offset by timing of activity on turrets.

Operating margin decreased in the second quarter of 2025 compared to the second quarter of 2024. In the second quarter of 2025, we incurred $1 million of inventory write-down and restructuring charges. Excluding these charges, operating margin was 12.6%. The resulting decrease in operating margin was due to the one-time benefit from the Employee Retention Credit associated with the CARES Act in the second quarter of 2024.

Operating margin decreased in the first half of 2025 compared to the first half of 2024. In the first half of 2025, we incurred $2 million of restructuring and other charges. Excluding these charges, operating margin was 12.2%. The resulting decrease in operating margin was due largely to the same factor as the second quarter.
Military Aircraft

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Variance	% Variance	March 29, 2025	March 30, 2024	$ Variance	% Variance
Net sales	$214	$203	$11	6%	$427	$389	$39	10%
Operating profit	$24	$17	$7	41%	$47	$36	$10	28%
Operating margin	11.1%	8.3%			10.9%	9.4%
Military Aircraft net sales increased in the second quarter and in the first half of 2025 compared to the second quarter and first half of 2024.

In the second quarter of 2025 and in the first half of 2025, sales increased in military OEM programs $11 million and $36 million, respectively, driven by the ramp-up of activity on the FLRAA program and our new production work.

Operating margin increased in the second quarter of 2025 compared to the second quarter of 2024. In the second quarter of 2025, we incurred other charges of $2 million. In the second quarter of 2024, we incurred $6 million of impairment charges and $4 million of restructuring and other charges. Excluding these charges, operating margins in the second quarters of 2025 and 2024 were 12.0% and 13.4%, respectively. The resulting decrease in operating margin was due to the one-time benefit from the Employee Retention Credit in the second quarter of 2024. In addition, stronger business operations were offset by the absence of the prior year’s gain from the sale of a mature product line.

Operating margin increased in the first half of 2025 compared to the first half of 2024. In the first half of 2025, we incurred $3 million of other charges. In the first half of 2024, we incurred $6 million of impairment charges and $4 million of restructuring and other charges. Excluding these charges, in the first half of 2025 and first half of 2024, operating margins were 11.5% and 12.0%, respectively. The resulting decrease in operating margin was due largely to the same factors as the second quarter.

Commercial Aircraft

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Variance	% Variance	March 29, 2025	March 30, 2024	$ Variance	% Variance
Net sales	$216	$208	$9	4%	$437	$402	$35	9%
Operating profit	$26	$25	$1	3%	$50	$45	$4	10%
Operating margin	11.8%	12.0%			11.4%	11.3%
Commercial Aircraft net sales increased in the second quarter and in the first half of 2025 compared to the second quarter and first half of 2024.

In the second quarter of 2025, commercial aftermarket sales increased $13 million, driven by repair activity stemming from strong fleet utilization on the A350 program. Commercial OEM sales decreased $5 million, driven by production delays on certain business jet and narrow-body programs.

In the first half of 2025, commercial aftermarket sales increased $29 million, due largely to the same factor as the second quarter. Commercial OEM sales increased $7 million.

Operating margin decreased in the second quarter of 2025 compared to the second quarter of 2024, driven by our OEM customers’ experiencing disruptions and delays in their production, mostly offset by a favorable sales mix. Operating margin increased in the first half of 2025 compared to the first half of 2024, driven by a favorable sales mix, partially offset by an $8 million out-of-period warranty expense.
Industrial

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Variance	% Variance	March 29, 2025	March 30, 2024	$ Variance	% Variance
Net sales	$234	$253	$(19)	(7%)	$463	$500	$(37)	(7%)
Operating profit	$27	$28	$(1)	(3%)	$53	$57	$(4)	(8%)
Operating margin	11.6%	11.1%			11.4%	11.4%
Industrial net sales decreased in the second quarter and in the first half of 2025 compared to the second quarter and first half of 2024, driven by the lost sales associated with our simplification efforts.

In the second quarter of 2025 and in the first half of 2025, industrial automation sales decreased $21 million and $41 million, respectively, driven by divestitures and purposeful product and customer exits. This decrease was partially offset by a sales increase in our medical market due to higher demand for our medical device products.

Operating margin increased in the second quarter of 2025 compared to the second quarter of 2024. The second quarters of 2025 and 2024 each included $4 million of restructuring and other charges. Excluding the impacts of these charges, operating margins in the second quarter of 2025 and 2024 were 13.4% and 12.5%, respectively. The resulting increase in operating margin was primarily due to simplification initiatives, which was partially offset by the one-time benefit from the Employee Retention Credit in the second quarter of 2024.

Operating margin in the first half of 2025 was unchanged compared to the first half of 2024. The first halves of 2025 and 2024 included restructuring and other charges of $9 million and $6 million, respectively. Excluding the impacts of these charges, operating margins in the first half of 2025 and 2024 were 13.3% and 12.5%, respectively. The resulting increase in operating margin was due largely to the same factors as the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statements of Cash Flows

	Six Months Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Variance
Net cash provided (used) by:
Operating activities	$(93)	$16	$(109)
Investing activities	(59)	(84)	25
Financing activities	152	58	94
Operating activities

Net cash from operating activities in the first half of 2025 used more cash than net cash provided by operating activities in the first half of 2024. Accounts receivable used $141 million more of cash, driven by the timing of collections. The timing of income tax payments used $36 million more of cash. These uses were partially offset by physical inventories, which used $82 million less of cash.

Investing activities

Net cash used by investing activities in the first half of 2025 included $70 million of capital expenditures and $13 million of proceeds from the sales of businesses.

Net cash used by investing activities in the first half of 2024 included $78 million of capital expenditures and a $6 million use of cash associated with the acquisition of DCL.

Financing activities

Net cash provided by financing activities in the first half of 2025 included $291 million of net borrowings on our credit facilities. Financing activities also included $100 million for shares under the repurchase program authorized by the Board of Directors and $18 million of cash dividends.

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

At March 29, 2025, our cash balances were $63 million, which includes $60 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding credit facility borrowings was 5.92% and is based on SOFR plus the applicable margin, which was 1.60% at March 29, 2025.

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

The SECT has a revolving credit facility with a borrowing capacity of $25 million, maturing on October 26, 2026. Interest was 6.54% as of March 29, 2025 and is based on SOFR plus a margin of 2.23%.

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

At March 29, 2025, we had $455 million of unused capacity, including $432 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.37% as of March 29, 2025.

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

The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 1.7 million common shares remaining under this authorization. See the Consolidated Condensed Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report for additional details.

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

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, our business is subject to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. Between January and April of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries, and multiple nations countered with reciprocal tariffs and other actions in response. The effects of these new tariffs did not have a material impact on our second quarter of 2025 results. While we generally manufacture products in the markets where they are sold, the tariffs may negatively impact demand and result in an increase in some product costs. We are taking appropriate steps to significantly mitigate the impact on our business.

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

The commercial OEM aircraft market depends on a number of factors, including both the increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Boeing and Airbus are producing widebody aircraft at rates to support the current air traffic volumes, as well as working through their current supply-chain challenges. Any adjustments to their production rates affects the timing of the demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen higher demand levels for our maintenance services and spare parts due to the increased number of flight hours across existing fleets.

The space market is comprised of three customer markets: civil, U.S. Department of Defense and commercial space. The civil market, namely NASA, is driven by investment for commercial and exploration activities. The U.S. Department of Defense market is driven by government-authorized levels of defense spending, including funding for defense-related satellite and space vehicle technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is driven by demand for small satellites, which increases the demand for increased launch vehicle capacity. Our launch vehicle and satellite components and systems will continue to benefit from increased investments in each of these markets.
Industrial
Within industrial, we serve two end markets: industrial and medical. The industrial market consists of industrial automation products, simulation and test products and energy generation and exploration products. The medical market consists of medical devices and medical component products.

The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product and technology innovation, economic conditions and cost-reduction efforts. A portion of our industrial automation customers serve the automotive market.

Our simulation and test products operate in markets that were largely affected by the same factors and investment challenges as our commercial aircraft market. We will see stronger order demand for flight simulation systems as the airline training market grows in line with domestic and foreign flight hours.

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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2024 sales were denominated in foreign currencies. During the first six months of 2025, average foreign currency rates generally weakened against the U.S. dollar compared to 2024. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $5 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of March 29, 2025 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended March 29, 2025.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share (4)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
December 29, 2024 - February 1, 2025	359,902	$195.51	290,991	1,660,107
February 2, 2025 - March 1, 2025	7,549	180.09	—	1,660,107
March 2, 2025 - March 29, 2025	11,828	174.00	—	1,660,107
Total	379,279	$194.53	290,991	1,660,107
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 21,694 shares at $205.67 in January, 3,261 shares at $180.17 in February and 9,592 shares at $174.26 in March.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In January, we accepted delivery of 752 Class B shares at $210.51. In February, we accepted delivery of 376 Class B shares at $178.20. In March, we accepted delivery of 213 Class A shares at $172.70 and 1,467 Class B shares at $171.05. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 46,465 Class B shares at $189.82 per share from the SECT in January, 3,912 Class B shares at $180.21 in February and 556 Class B shares at $177.80 in March.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In January we purchased 290,991 Class A shares at an average price of $195.62.

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

Moog Inc.

(Registrant)

Date:	April 25, 2025	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2025	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2025	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)