Form 10-Q
period 2025-06-28
MOOG INC.
filed 2025-07-25
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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

The number of shares outstanding of each class of common stock as of July 18, 2025 was:
Class A common stock, 28,423,926 shares
Class B common stock, 3,253,885 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$971,363	$904,735	$2,816,518	$2,691,888
Cost of sales	699,685	651,672	2,044,373	1,938,673
Inventory write-down	5,839	1,600	7,988	1,775
Gross profit	265,839	251,463	764,157	751,440
Research and development	21,906	27,791	69,992	86,752
Selling, general and administrative	138,801	126,361	399,684	370,047
Interest	17,790	18,153	54,340	52,850
Asset impairment	3,000	112	3,000	6,862
Restructuring	2,850	3,984	9,059	12,623
Other	3,510	4,157	7,942	10,041
Earnings before income taxes	77,982	70,905	220,140	212,265
Income taxes	18,275	14,545	51,566	48,090
Net earnings	$59,707	$56,360	$168,574	$164,175

Net earnings per share
Basic	$1.89	$1.76	$5.32	$5.14
Diluted	$1.87	$1.74	$5.25	$5.08

Weighted average common shares outstanding
Basic	31,524,999	31,960,165	31,684,945	31,943,365
Diluted	31,896,949	32,409,370	32,082,186	32,342,700
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings	$59,707	$56,360	$168,574	$164,175
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	53,380	(6,650)	34,672	10,637
Retirement liability adjustment	1,112	2,059	5,928	5,910
Change in accumulated gain (loss) on derivatives	504	—	1,166	518
Other comprehensive income (loss), net of tax	54,996	(4,591)	41,766	17,065
Comprehensive income	$114,703	$51,769	$210,340	$181,240
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 28, 2025	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$58,191	$61,694
Restricted cash	823	123
Receivables, net	529,753	419,971
Unbilled receivables	734,976	709,014
Inventories, net	924,682	863,702
Prepaid expenses and other current assets	153,479	86,245
Total current assets	2,401,904	2,140,749
Property, plant and equipment, net	988,125	929,357
Operating lease right-of-use assets	52,877	52,591
Goodwill	802,089	833,764
Intangible assets, net	57,182	63,479
Deferred income taxes	37,701	20,991
Other assets	56,696	52,695
Total assets	$4,396,574	$4,093,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$289,160	$292,988
Accrued compensation	98,292	101,127
Contract advances and progress billings	298,648	299,732
Accrued liabilities and other	302,514	305,180
Total current liabilities	988,614	999,027
Long-term debt, excluding current installments	1,081,674	874,139
Long-term pension and retirement obligations	177,688	167,161
Deferred income taxes	27,664	27,738
Other long-term liabilities	177,233	164,928
Total liabilities	2,452,873	2,232,993
Shareholders’ equity
Common stock - Class A	43,864	43,835
Common stock - Class B	7,416	7,445
Additional paid-in capital	769,935	784,509
Retained earnings	2,810,050	2,668,723
Treasury shares	(1,205,305)	(1,082,240)
Stock Employee Compensation Trust	(173,214)	(194,049)
Supplemental Retirement Plan Trust	(147,042)	(163,821)
Accumulated other comprehensive loss	(162,003)	(203,769)
Total shareholders’ equity	1,943,701	1,860,633
Total liabilities and shareholders’ equity	$4,396,574	$4,093,626
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	750,119	702,272	784,509	608,270
Issuance of treasury shares	3,035	(127)	11,585	6,159
Equity-based compensation expense	3,659	3,316	9,673	8,952
Adjustment to market - SECT and SERP	13,122	21,195	(35,832)	103,275
End of period	769,935	726,656	769,935	726,656
RETAINED EARNINGS
Beginning of period	2,759,484	2,587,222	2,668,723	2,496,979
Net earnings	59,707	56,360	168,574	164,175
Dividends (1)	(9,141)	(8,949)	(27,247)	(26,521)
End of period	2,810,050	2,634,633	2,810,050	2,634,633
TREASURY SHARES AT COST
Beginning of period	(1,204,032)	(1,071,558)	(1,082,240)	(1,057,938)
Class A and B shares issued related to compensation	110	125	5,673	6,743
Class A and B shares purchased	(1,383)	(1,594)	(128,738)	(21,832)
End of period	(1,205,305)	(1,073,027)	(1,205,305)	(1,073,027)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(162,945)	(153,295)	(194,049)	(114,769)
Issuance of shares	998	882	20,287	16,670
Purchase of shares	(3,697)	(4,889)	(18,505)	(13,706)
Adjustment to market	(7,570)	(10,455)	19,053	(55,952)
End of period	(173,214)	(167,757)	(173,214)	(167,757)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(141,490)	(129,709)	(163,821)	(93,126)
Adjustment to market	(5,552)	(10,740)	16,779	(47,323)
End of period	(147,042)	(140,449)	(147,042)	(140,449)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(216,999)	(232,953)	(203,769)	(254,609)
Other comprehensive income (loss)	54,996	(4,591)	41,766	17,065
End of period	(162,003)	(237,544)	(162,003)	(237,544)
TOTAL SHAREHOLDERS’ EQUITY	$1,943,701	$1,793,792	$1,943,701	$1,793,792
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.29 and $0.86 per share for the three and nine months ended June 28, 2025 and $0.28 and $0.83 per share for the three and nine months ended June 29, 2024, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
COMMON STOCK - CLASS A
Beginning of period	43,850,739	43,826,350	43,835,149	43,822,344
Conversion of Class B to Class A	12,659	8,122	28,249	12,128
End of period	43,863,398	43,834,472	43,863,398	43,834,472
COMMON STOCK - CLASS B
Beginning of period	7,428,974	7,453,363	7,444,564	7,457,369
Conversion of Class B to Class A	(12,659)	(8,122)	(28,249)	(12,128)
End of period	7,416,315	7,445,241	7,416,315	7,445,241
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(15,136,065)	(14,645,847)	(14,633,512)	(14,657,897)
Class A shares issued related to compensation	—	2,285	12,758	22,670
Class A shares purchased	—	(993)	(515,311)	(9,328)
End of period	(15,136,065)	(14,644,555)	(15,136,065)	(14,644,555)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,843,246)	(2,865,801)	(2,861,088)	(2,896,845)
Class B shares issued related to compensation	25,156	8,688	169,914	177,153
Class B shares purchased	(7,899)	(8,688)	(134,815)	(146,109)
End of period	(2,825,989)	(2,865,801)	(2,825,989)	(2,865,801)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(525,084)	(544,075)	(548,084)	(592,128)
Issuance of shares	5,617	5,325	101,649	116,770
Purchase of shares	(21,464)	(29,662)	(94,496)	(93,054)
End of period	(540,931)	(568,412)	(540,931)	(568,412)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 28, 2025	June 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$168,574	$164,175
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	69,292	64,302
Amortization	6,996	7,677
Deferred income taxes	(18,645)	(26,483)
Equity-based compensation expense	12,669	11,301
Asset impairment and inventory write-down	10,988	8,637
Other	4,399	5,374
Changes in assets and liabilities providing (using) cash:
Receivables	(105,346)	(18,677)
Unbilled receivables	(35,174)	(57,723)
Inventories	(64,095)	(105,629)
Accounts payable	(3,301)	918
Contract advances and progress billings	8,798	(26,882)
Accrued expenses	(6,645)	36,928
Accrued income taxes	(22,669)	9,832
Net pension and post retirement liabilities	15,563	8,783
Other assets and liabilities	(8,941)	(35,978)
Net cash provided (used) by operating activities	32,463	46,555
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(5,911)
Purchase of property, plant and equipment	(103,041)	(109,616)
Net proceeds from businesses sold	13,487	1,627
Other investing transactions	(2,844)	(646)
Net cash provided (used) by investing activities	(92,398)	(114,546)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	957,500	784,500
Payments on revolving lines of credit	(1,001,500)	(691,000)
Proceeds from long-term debt	250,000	—
Payments on finance lease obligations	(7,194)	(4,468)
Payment of dividends	(27,247)	(26,521)
Proceeds from sale of treasury stock	10,970	7,579
Purchase of outstanding shares for treasury	(127,808)	(21,832)
Proceeds from sale of stock held by SECT	20,287	16,670
Purchase of stock held by SECT	(18,505)	(14,296)
Other financing transactions	(1,600)	—
Net cash provided (used) by financing activities	54,903	50,632
Effect of exchange rate changes on cash	(491)	(267)
Increase (decrease) in cash, cash equivalents and restricted cash	(5,523)	(17,626)
Cash, cash equivalents and restricted cash at beginning of period (1)	64,537	69,144
Cash, cash equivalents and restricted cash at end of period	$59,014	$51,518
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$6,288	$5,323
Assets acquired through lease financing	36,787	27,034
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Beginning of period cash balance at September 29, 2024 includes cash related to assets held for sale of $2,720.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 28, 2025
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 28, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2024. All references to years in these financial statements are to fiscal years.
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the nine months ended June 28, 2025.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended June 28, 2025 we recognized additional revenue of $4,204 and $15,478, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and nine months ended June 29, 2024 we recognized lower revenue of $10,565 and $8,181 respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended June 28, 2025.

As of June 28, 2025, we had contract reserves of $69,832. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	June 28, 2025	September 28, 2024
Unbilled receivables	$734,976	$709,014
Contract advances and progress billings	298,648	299,732
Net contract assets	$436,328	$409,282

The increase in net contract assets primarily reflects the impact of additional unbilled revenues during the period. For the three and nine months ended June 28, 2025, we recognized $51,410 and $214,106 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of June 28, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,510,000. We expect to recognize approximately 48% of that amount as sales over the next twelve months and the balance thereafter.

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
On July 1, 2025, we acquired COTSWORKS, Inc., based in Ohio for a purchase price, net of cash acquired, of $63,000, which was paid in cash and the issuance of Moog Class A shares valued at $21,940. COTSWORKS designs and manufactures rugged optical components and subsystems for harsh environment applications, primarily serving the commercial, military, aerospace and industrial markets. It will be included in our Space and Defense segment.
Divestitures
In the fourth quarter of 2024, we recorded losses in Asset impairment and fair value adjustment of $14,897, related to selling a motors business in the Czech Republic and a hydraulic systems business in Luxembourg that were included in our Industrial segment. As a result, we have classified $9,360 in prepaid expenses and other current assets and $5,153 in accrued liabilities and other as held for sale at September 28, 2024. We completed the sale of these businesses on September 30, 2024, which required the release of the associated cumulative translation adjustment. There has been no significant change to the losses recognized as a result of completing the transactions.

Assets Held for Sale

In the third quarter of 2025, we have classified a non-core business within our Space and Defense segment as held for sale. We have classified $53,787 in prepaid expenses and other current assets and $17,856 in accrued liabilities and other as held for sale. See Note 8 - Goodwill and Intangible Assets for additional details.

Note 4 - Receivables
Receivables consist of:

	June 28, 2025	September 28, 2024
Accounts receivable	$493,848	$388,841
Government assistance receivables	10,659	16,673
Other	32,149	17,530
Less allowance for credit losses	(6,903)	(3,073)
Receivables, net	$529,753	$419,971
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

The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $144,670 and $498,111 for the three and nine months ended June 28, 2025, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of June 28, 2025, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $633,881 at June 28, 2025.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	June 28, 2025	September 28, 2024
Raw materials and purchased parts	$311,860	$291,969
Work in progress	517,865	489,503
Finished goods	94,957	82,230
Inventories, net	$924,682	$863,702
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of June 28, 2025 and September 28, 2024.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	June 28, 2025	September 28, 2024
Land	$34,044	$32,270
Buildings and improvements	732,508	698,333
Machinery and equipment	949,939	900,187
Computer equipment and software	248,485	237,604
Property, plant and equipment, at cost	1,964,976	1,868,394
Less accumulated depreciation and amortization	(976,851)	(939,037)
Property, plant and equipment, net	$988,125	$929,357

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$8,261	$7,897	$24,518	$23,112

Finance lease cost:
Amortization of right-of-use assets	$2,792	$2,365	$8,871	$6,263
Interest on lease liabilities	1,980	1,421	6,266	3,988
Total finance lease cost	$4,772	$3,786	$15,137	$10,251
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$24,958	$23,631
Operating cash flow for finance leases	6,266	3,988
Financing cash flow for finance leases	7,194	4,468
Assets obtained in exchange for lease obligations:
Operating leases	$12,292	$10,125
Finance leases	24,495	16,909

Supplemental balance sheet information related to leases was as follows:

	June 28, 2025	September 28, 2024
Operating Leases:
Operating lease right-of-use assets	$52,877	$52,591

Accrued liabilities and other	$11,362	$11,124
Other long-term liabilities	53,454	53,228
Total operating lease liabilities	$64,816	$64,352

Finance Leases:
Property, plant, and equipment, at cost	$149,534	$123,314
Accumulated depreciation	(24,662)	(14,875)
Property, plant, and equipment, net	$124,872	$108,439

Accrued liabilities and other	$13,498	$9,198
Other long-term liabilities	114,799	100,146
Total finance lease liabilities	$128,297	$109,344

Weighted average remaining lease term in years:
Operating leases	6.4	6.2
Finance leases	18.3	20.1

Weighted average discount rates:
Operating leases	5.2%	5.2%
Finance leases	6.4%	6.4%
Maturities of lease liabilities were as follows:

	June 28, 2025
	Operating Leases	Finance Leases
2025	$3,601	$4,811
2026	14,110	20,807
2027	12,933	18,394
2028	11,175	19,311
2029	9,719	20,332
Thereafter	25,166	158,630
Total lease payments	76,704	242,285
Less: imputed interest	(11,888)	(113,988)
Total	$64,816	$128,297

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 28, 2024	$259,551	$118,942	$92,612	$362,659	$833,764
Held for sale	(40,000)	—	—	—	(40,000)
Foreign currency translation	23	1,285	—	7,017	8,325
Balance at June 28, 2025	$219,574	$120,227	$92,612	$369,676	$802,089
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at June 28, 2025. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at June 28, 2025.

The components of intangible assets are as follows:

		June 28, 2025		September 28, 2024
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$130,489	$(99,688)	$130,092	$(96,307)
Technology-related	9	67,314	(57,048)	68,275	(56,236)
Program-related	23	40,586	(26,587)	39,865	(24,887)
Marketing-related	8	21,255	(19,155)	22,141	(19,486)
Other	3	1,476	(1,460)	1,407	(1,385)
Intangible assets	12	$261,120	$(203,938)	$261,780	$(198,301)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Acquired intangible asset amortization	$2,364	$2,384	$6,988	$7,672
Based on acquired intangible assets recorded at June 28, 2025, amortization is estimated to be approximately:

	2025	2026	2027	2028	2029
Estimated future amortization of acquired intangible assets	$9,800	$9,700	$8,700	$7,900	$6,300

Note 9 - Equity Method and Other Investments
Investments and operating results in which we do not have a controlling interest but we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Condensed Balance Sheets and consist of:

	June 28, 2025	September 28, 2024
Moog Aircraft Service Asia	$2,246	$1,742
Suffolk Technologies Fund 1, L.P.	2,663	1,659
Net investment balance	$4,909	$3,401
We recorded the following gains and losses from equity method investments and joint ventures which are included in Other in the Consolidated Condensed Statements of Earnings:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net gain (loss)
Equity method investments and joint ventures	$195	$(52)	$446	$219
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

Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. During the three months ended June 28, 2025, we recorded a $3,000 impairment for the devaluation of an investment, which is included in Asset impairment in the Consolidated Condensed Statements of Earnings. As of June 28, 2025, we had investments of $1,580, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	June 28, 2025	September 28, 2024
U.S. revolving credit facility	$331,500	$375,500
Term loan	250,000	—
SECT revolving credit facility	1,000	1,000
Senior notes 4.25%	500,000	500,000
Senior debt	1,082,500	876,500
Less deferred debt issuance cost	(826)	(2,361)
Long-term debt	$1,081,674	$874,139
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. On May 30, 2025, we amended and restated our loan agreement to include a $250,000 term loan, with installment payments of $3,125 in 2026, $9,375 in 2027 and the remaining balance on the maturity date of October 27, 2027. Additional principal payments may be required under certain conditions. The proceeds of the term loan were used to pay down outstanding revolver borrowings of the U.S. revolving credit facility. Interest on our outstanding U.S. revolving credit facility and term loan borrowings are based on SOFR plus the applicable margin. The U.S. revolving credit facility and term loan are secured by substantially all of our U.S. assets and contain various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.

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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	June 28, 2025	September 28, 2024
Employee benefits	$64,506	$55,032
Contract reserves	69,832	71,554
Warranty accrual	23,745	23,548
Accrued income taxes	30,318	52,007
Other	114,113	103,039
Other accrued liabilities	$302,514	$305,180
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Warranty accrual at beginning of period	$21,782	$23,616	$23,548	$22,939
Warranties issued during current period	2,763	402	6,317	5,692
Adjustments to pre-existing warranties	1,226	(837)	549	(1,518)
Reductions for settling warranties	(2,404)	(429)	(6,809)	(4,453)
Foreign currency translation	378	(47)	140	45
Warranty accrual at end of period	$23,745	$22,705	$23,745	$22,705
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $45,035 at June 28, 2025. These contracts mature at various times through December 23, 2026.

We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of June 28, 2025, we had no outstanding net investment hedges.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 28, 2025, we had no outstanding interest rate swaps.

Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2025 or 2024.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $174,421 at June 28, 2025. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net gain (loss)
Foreign currency contracts	Other	$13,048	$(2,542)	$4,310	$(1,009)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	June 28, 2025	September 28, 2024
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,184	$—
Foreign currency contracts	Other assets	318	—
	Total asset derivatives	$1,502	$—
Foreign currency contracts	Other long-term liabilities	7	—
	Total liability derivatives	$7	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$3,162	$648
Foreign currency contracts	Accrued liabilities and other	$8	$28

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	June 28, 2025	September 28, 2024
Foreign currency contracts	Other current assets	$4,346	$648
Foreign currency contracts	Other assets	318	—
	Total assets	$4,664	$648
Foreign currency contracts	Accrued liabilities and other	$8	$28
Foreign currency contracts	Other long-term liabilities	7	—
Acquisition contingent consideration	Accrued liabilities and other	673	2,839
	Total liabilities	$688	$2,867
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at beginning of period	$873	$3,256	$2,839	$3,089
Increase in discounted future cash flows recorded as interest expense	—	83	—	250
Increase in earn out provisions recorded as other expense	—	—	76	—
Settlements paid in cash	(200)	—	(2,242)	—
Balance at end of period	$673	$3,339	$673	$3,339
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 28, 2025, the fair value of long-term debt was $1,068,433 compared to its carrying value of $1,082,500. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
The 2023 plan has elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $3,500.

Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 28, 2024	$1,400	$624	$760	$9,394	$12,178
Charged to expense - 2024 plan	1,266	—	—	6,549	7,815
Charged to expense - 2023 plan	—	—	—	1,244	1,244
Adjustments to provision	—	—	—	(574)	(574)
Non-cash charges - 2024 plan	(530)	—	—	(733)	(1,263)
Cash payments - 2024 plan	(426)	(624)	(760)	(7,628)	(9,438)
Cash payments - 2023 plan	—	—	—	(1,069)	(1,069)
Cash payments - 2022 plan	—	—	—	(32)	(32)
Cash payments - 2020 plan	—	—	—	(170)	(170)
Cash payments - 2018 plan	—	—	—	(384)	(384)
Foreign currency translation	318	—	—	386	704
Balance at June 28, 2025	$2,028	$—	$—	$6,983	$9,011
As of June 28, 2025, the restructuring accrual consists of $3,841 for the 2024 plan, $4,322 for the 2023 plan, $193 for the 2022 plan, $85 for the 2020 plan and $570 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve and the timing of the expected payments.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
U.S. defined contribution plans	$13,689	$13,094	$37,996	$38,456
Non-U.S. defined contribution plans	2,762	2,350	7,906	7,301
Total expense for defined contribution plans	$16,451	$15,444	$45,902	$45,757
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
U.S. Plans
Service cost	$2,470	$2,694	$7,411	$8,081
Interest cost	6,725	6,973	20,173	20,919
Expected return on plan assets	(7,901)	(6,817)	(23,701)	(20,450)
Amortization of actuarial loss	2,977	3,072	8,931	9,216
Expense for U.S. defined benefit plans	$4,271	$5,922	$12,814	$17,766
Non-U.S. Plans
Service cost	$787	$645	$2,318	$1,948
Interest cost	1,349	1,422	3,943	4,272
Expected return on plan assets	(1,067)	(1,098)	(3,129)	(3,301)
Amortization of prior service cost	14	14	43	42
Amortization of actuarial loss	197	52	573	156
Expense for non-U.S. defined benefit plans	$1,280	$1,035	$3,748	$3,117

Note 16 - Income Taxes
The effective tax rate for the three and nine months ended June 28, 2025 was 23.4% and 23.4%, respectively. The effective tax rate for the three and nine months ended June 29, 2024 was 20.5% and 22.7%, respectively. The effective tax rates for the three and nine months ended June 28, 2025 and June 29, 2024 are different than the U.S. federal statutory tax rate of 21% due to tax on earnings generated outside the U.S. with higher statutory rates and U.S. state income taxes, partially offset by research and development tax credits and provision to tax return adjustments.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 ("OBBBA"). Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts that OBBBA will have on our Condensed Consolidated Financial Statements. We do not expect any material change to our ongoing tax rate as a result of this legislation.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended June 28, 2025 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 28, 2024	$(95,538)	$(108,231)	$—	$(203,769)
OCI before reclassifications	23,709	(613)	1,456	24,552
Amounts reclassified from AOCIL	10,963	6,541	(290)	17,214
OCI, net of tax	34,672	5,928	1,166	41,766
AOCIL at June 28, 2025	$(60,866)	$(102,303)	$1,166	$(162,003)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Retirement liability:
Prior service cost		$14	$14	$43	$42
Actuarial losses		2,827	2,659	8,461	7,977
Reclassification from AOCIL into earnings		2,841	2,673	8,504	8,019
Tax effect		(655)	(628)	(1,963)	(1,885)
Net reclassification from AOCIL into earnings		$2,186	$2,045	$6,541	$6,134
Derivatives:
Foreign currency contracts	Cost of sales	$(349)	$—	$(379)	$588
Reclassification from AOCIL into earnings		(349)	—	(379)	588
Tax effect		82	—	89	(139)
Net reclassification from AOCIL into earnings		$(267)	$—	$(290)	$449
Foreign currency translation:
Business dispositions	Other	$(39)	$1	$10,963	$(10)
Reclassification from AOCIL into earnings		(39)	1	10,963	(10)
Tax effect		—	—	—	—
Net reclassification from AOCIL into earnings		$(39)	$1	$10,963	$(10)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign currency contracts	$1,009	$—	$1,906	$90
Net gain (loss)	1,009	—	1,906	90
Tax effect	(238)	—	(450)	(21)
Net deferral in AOCIL of derivatives	$771	$—	$1,456	$69

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic weighted-average shares outstanding	31,524,999	31,960,165	31,684,945	31,943,365
Dilutive effect of equity-based awards	371,950	449,205	397,241	399,335
Diluted weighted-average shares outstanding	31,896,949	32,409,370	32,082,186	32,342,700

Anti-dilutive shares from equity-based awards	231	—	227	1,547
Note 20 - Segments
Disaggregation of net sales by segment for the three and nine months ended June 28, 2025 and June 29, 2024 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
Space	$118,664	$108,965	$348,869	$322,272
Defense	169,041	149,444	456,804	433,052
Space and Defense	287,705	258,409	805,673	755,324
Original Equipment Manufacturers	177,110	160,691	508,483	455,673
Aftermarket	47,552	46,486	143,448	140,248
Military Aircraft	224,662	207,177	651,931	595,921
Original Equipment Manufacturers	133,604	132,374	410,329	402,357
Aftermarket	85,832	56,991	246,411	188,824
Commercial Aircraft	219,436	189,365	656,740	591,181
Energy	34,481	37,168	101,699	104,442
Industrial Automation	106,168	109,100	297,345	341,474
Simulation and Test	36,289	40,019	106,598	115,577
Medical	62,622	63,497	196,532	187,969
Industrial	239,560	249,784	702,174	749,462
Net sales	$971,363	$904,735	$2,816,518	$2,691,888

	Three Months Ended		Nine Months Ended
Customer Type	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
Commercial	$92,046	$49,916	$183,155	$129,253
U.S. Government (including OEM)	164,443	178,636	538,987	553,261
Other	31,216	29,857	83,531	72,810
Space and Defense	287,705	258,409	805,673	755,324
U.S. Government (including OEM)	165,083	148,928	484,924	424,539
Other	59,579	58,249	167,007	171,382
Military Aircraft	224,662	207,177	651,931	595,921
Commercial	208,561	179,384	627,020	564,612
Other	10,875	9,981	29,720	26,569
Commercial Aircraft	219,436	189,365	656,740	591,181
Commercial	229,089	244,834	685,016	737,028
U.S. Government (including OEM)	2,308	3,226	5,005	8,150
Other	8,163	1,724	12,153	4,284
Industrial	239,560	249,784	702,174	749,462
Commercial	529,696	474,134	1,495,191	1,430,893
U.S. Government (including OEM)	331,834	330,790	1,028,916	985,950
Other	109,833	99,811	292,411	275,045
Net sales	$971,363	$904,735	$2,816,518	$2,691,888

	Three Months Ended		Nine Months Ended
Revenue Recognition Method	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
Over-time	$254,222	$226,405	$720,254	$679,231
Point in time	33,483	32,004	85,419	76,093
Space and Defense	287,705	258,409	805,673	755,324
Over-time	184,720	168,248	542,353	482,163
Point in time	39,942	38,929	109,578	113,758
Military Aircraft	224,662	207,177	651,931	595,921
Over-time	142,789	149,220	458,863	449,230
Point in time	76,647	40,145	197,877	141,951
Commercial Aircraft	219,436	189,365	656,740	591,181
Over-time	27,440	40,894	82,680	107,405
Point in time	212,120	208,890	619,494	642,057
Industrial	239,560	249,784	702,174	749,462
Over-time	609,171	584,767	1,804,150	1,718,029
Point in time	362,192	319,968	1,012,368	973,859
Net sales	$971,363	$904,735	$2,816,518	$2,691,888

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment and reconciliations for the three and nine months ended June 28, 2025 and June 29, 2024 are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating profit:
Space and Defense	$38,261	$32,635	$99,581	$100,175
Military Aircraft	17,994	23,965	64,632	60,323
Commercial Aircraft	32,623	24,367	82,418	69,838
Industrial	22,989	24,413	75,700	81,592
Total operating profit	111,867	105,380	322,331	311,928
Deductions from operating profit:
Interest expense	17,790	18,153	54,340	52,850
Equity-based compensation expense	4,649	4,089	12,669	11,301
Non-service pension expense	1,970	3,188	5,855	9,566
Corporate and other expenses, net	9,476	9,045	29,327	25,946
Earnings before income taxes	$77,982	$70,905	$220,140	$212,265

Note 21 - Related Party Transactions
Our transactions with related parties were not material for the three and nine months ended June 28, 2025.
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

We are contingently liable for $13,421 related to standby letters of credit issued by banks to third parties on our behalf at June 28, 2025.
Note 23 - Subsequent Event
On July 24, 2025, we declared a $0.29 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on August 26, 2025 to shareholders of record at the close of business on August 8, 2025.
On July 1, 2025, we acquired COTSWORKS, Inc., based in Ohio for cash and Moog Class A shares. See Note 3 - Acquisitions, Divestitures and Assets Held for Sale for additional disclosures.

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

In the industrial market, our products are used in a wide range of applications including:
•Industrial market - various components and systems used in various applications including heavy industrial machinery used for metal forming and pressing, flight simulation motion control systems, energy exploration and generation products, material and automotive structural and fatigue testing systems, high efficiency pumps used in data center cooling applications, as well as for the electrification of construction vehicles.
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

Under ASC 606, 63% of revenue was recognized over time for the three months ended June 28, 2025, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended June 28, 2025, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

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

We focus on improving shareholder value through strategic revenue growth, both organic and acquired, improving operating efficiencies and utilizing low cost manufacturing facilities without compromising quality. Over time, we strive to have a balanced approach to capital allocation in order to maximize shareholder returns. Investing for organic growth through increased capital expenditures is a key element of our capital allocation strategy. Also, we have repurchased shares opportunistically, acquired businesses and remain committed to our dividend policy.

Acquisitions, Divestitures an Assets Held for Sale
See Note 3 - Assets, Divestitures and Assets Held for Sale in the Consolidated Financial Statements included in Item 1, Financial Statements of this report for details.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	$ Variance	% Variance	June 28, 2025	June 29, 2024	$ Variance	% Variance
Net sales	$971	$905	$67	7%	$2,817	$2,692	$125	5%
Gross margin	27.4%	27.8%			27.1%	27.9%
Research and development expenses	22	28	(6)	(21%)	70	87	(17)	(19%)
Selling, general and administrative expenses as a percentage of sales	14.3%	14.0%			14.2%	13.7%
Interest expense	18	18	—	(2%)	54	53	1	3%
Asset impairment	3	—	3	N/M	3	7	(4)	N/M
Restructuring expense	3	4	(1)	N/M	9	13	(4)	N/M
Other	4	4	(1)	(16%)	8	10	(2)	(21%)
Effective tax rate	23.4%	20.5%			23.4%	22.7%
Net earnings	$60	$56	$3	6%	$169	$164	$4	3%
Diluted earnings per share	$1.87	$1.74	$0.13	7%	$5.25	$5.08	$0.17	3%
Twelve-month backlog					$2,650	$2,450	$200	8%
Net sales increased in the third quarter and in the first three quarters of 2025 compared to the third quarter and the first three quarters of 2024, driven by demand in Commercial Aircraft and by defense market growth in Space and Defense and Military Aircraft. These increases were partially offset by a decrease in Industrial, driven by the lost sales associated with our divestitures and simplification actions.

Gross margin decreased in the third quarter of 2025 compared to the third quarter of 2024, driven by inventory write-downs of $6 million, primarily within Industrial and Military Aircraft. Gross margin decreased in the first three quarters of 2025 compared to the first three quarters of 2024. This was driven by a one-time benefit of $14 million from the Employee Retention Credit associated with the CARES Act in the first three quarters of 2024, inventory write-downs of $8 million within Industrial and Military Aircraft in the first three quarters of 2025 and an $8 million out-of-period adjustment related to warranty expense in Commercial Aircraft in the first quarter of 2025.

Research and development expenses decreased in the third quarter and in the first three quarters of 2025 compared to the third quarter and the first three quarters of 2024 due to lower level of activity, primarily in Industrial.

Asset impairment and restructuring changes in the third quarter and the first three quarters of 2025 included an impairment in Industrial, charges for various simplification activities, primarily within Industrial, and charges associated with the termination of a product development effort in Military Aircraft. Asset impairment and restructuring changes in the third quarter and the first three quarters of 2024 included charges related to simplification initiatives, primarily in Industrial and Military Aircraft, and an impairment in Military Aircraft.

The effective tax rates in the third quarter of 2025 and in the first three quarters of 2025 were higher compared to the third quarter of 2024 and the first three quarters of 2024. The third quarter of 2024 and first three quarters of 2024 included higher benefits of favorable provision to return adjustments for tax credits associated with the respective prior year's tax returns.

The twelve-month backlog increased in the third quarter of 2025 compared with the third quarter of 2024. Within Space and Defense, we had higher orders across the entire portfolio of the business, reflecting strong business capture and broad-based growth in both Space and Defense. The twelve-month backlog in Military Aircraft increased due to the timing of orders across legacy and new OEM programs. The twelve-month backlog in Industrial increased due to changes in foreign currency exchange rates, partially offset by divestitures. Commercial Aircraft twelve-month backlog decreased in the third quarter of 2025. The timing of commercial OEM orders decreased backlog, partially offset by orders associated with increased amounts of long-term contracts in commercial aftermarket.

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
Space and Defense

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2025	June 29, 2024	$ Variance	% Variance	June 28, 2025	June 29, 2024	$ Variance	% Variance
Net sales	$288	$258	$29	11%	$806	$755	$50	7%
Operating profit	$38	$33	$6	17%	$100	$100	$(1)	(1%)
Operating margin	13.3%	12.6%			12.4%	13.3%
Space and Defense net sales increased in the third quarter and in the first three quarters of 2025 compared to the third quarter and first three quarters of 2024, reflecting broad-based defense demand. Higher demand for components for satellites and missiles was partially offset by timing of activity on spacecraft vehicles and turrets.

Operating margin increased in the third quarter of 2025 compared to the third quarter of 2024, driven by strong sales growth and a favorable sales mix. This was partially offset by investments we made for product development and business capture, as we continue to see large opportunities across both land and space applications.

Operating margin decreased in the first three quarters of 2025 compared to the first three quarters of 2024. In the first three quarters of 2025, we incurred $4 million of restructuring and other charges. Excluding these charges, operating margin was 12.9%. The resulting decrease in operating margin was due to the one-time benefit from the Employee Retention Credit associated with the CARES Act in the second quarter of 2024, partially offset by strong sales growth and a favorable sales mix through the first three quarters of 2025.
Military Aircraft

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2025	June 29, 2024	$ Variance	% Variance	June 28, 2025	June 29, 2024	$ Variance	% Variance
Net sales	$225	$207	$17	8%	$652	$596	$56	9%
Operating profit	$18	$24	$(6)	(25%)	$65	$60	$4	7%
Operating margin	8.0%	11.6%			9.9%	10.1%
Military Aircraft net sales increased in the third quarter and in the first three quarters of 2025 compared to the third quarter and first three quarters of 2024.

In the third quarter of 2025 and in the first three quarters of 2025, sales increased in military OEM programs $16 million and $53 million, respectively, driven by the ramp-up of activity on the FLRAA program and our new production work.

Operating margin decreased in the third quarter of 2025 compared to the third quarter of 2024. In the third quarter of 2025, we incurred an $8 million charge associated with the termination of a product development effort. Excluding this charge, operating margin was 11.6%. The resulting decrease in operating margin was due to investing more in research and development, as well as an unfavorable sales mix.

Operating margin decreased in the first three quarters of 2025 compared to the first three quarters of 2024. In the first three quarters of 2025, we incurred an $8 million charge associated with the termination of a product development effort in the third quarter and $3 million of other charges in previous quarters. In the first three quarters of 2024, we incurred $6 million of impairment charges and $5 million of restructuring and other charges. Excluding these charges, in the first three quarters of 2025 and first three quarters of 2024, operating margins were 11.5% and 12.0%, respectively. The resulting decrease in operating margin was due to the one-time benefit from the Employee Retention Credit in the second quarter of 2024 and the absence of the prior year’s gain from the sale of a mature product line.

Commercial Aircraft

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2025	June 29, 2024	$ Variance	% Variance	June 28, 2025	June 29, 2024	$ Variance	% Variance
Net sales	$219	$189	$30	16%	$657	$591	$66	11%
Operating profit	$33	$24	$8	34%	$82	$70	$13	18%
Operating margin	14.9%	12.9%			12.5%	11.8%
Commercial Aircraft net sales increased in the third quarter and in the first three quarters of 2025 compared to the third quarter and first three quarters of 2024.

In the third quarter of 2025, commercial aftermarket sales increased $29 million, driven largely by strong fleet utilization on the 787 and A350 programs. Commercial OEM sales increased $1 million, as the sale of intellectual property and inventory associated with a non-core product line was partially offset by decreased sales related to production delays certain customers are experiencing.

In the first three quarters of 2025, commercial aftermarket sales increased $58 million, and commercial OEM sales increased $8 million, both due largely to the same factors as the third quarter.

Operating margin increased in the third quarter of 2025 compared to the third quarter of 2024, driven by the sale of a non-core product line and record-level aftermarket sales. These factors were partially offset by pressure associated with tariffs and an unfavorable sales mix within our OEM business related to production delays certain customers are experiencing. Operating margin increased in the first three quarters of 2025 compared to the first three quarters of 2024, driven by the same factors as the third quarter, partially offset by an $8 million out-of-period adjustment related to warranty expense in the first quarter.
Industrial

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2025	June 29, 2024	$ Variance	% Variance	June 28, 2025	June 29, 2024	$ Variance	% Variance
Net sales	$240	$250	$(10)	(4%)	$702	$749	$(47)	(6%)
Operating profit	$23	$24	$(1)	(6%)	$76	$82	$(6)	(7%)
Operating margin	9.6%	9.8%			10.8%	10.9%
Industrial net sales decreased in the third quarter of 2025 compared to the third quarter of 2024, driven by the lost sales associated with our divestitures we completed at the beginning of this fiscal year.

In the first three quarters of 2025 compared to the first three quarters of 2024, divestitures as well as purposeful product and customer exits reduced sales, primarily within industrial automation, which decreased $44 million. In addition, lower sales for simulation and test products, following a prior year record, was mostly offset by market share gains for medical devices.

Operating margin decreased in the third quarter of 2025 compared to the third quarter of 2024. The third quarter of 2025 included inventory write-downs of $4 million, an asset impairment of $3 million and restructuring charges of $2 million. The third quarter of 2024 included restructuring charges of $3 million and inventory write-downs of $2 million. Excluding the impacts of these charges, operating margins in the third quarters of 2025 and 2024 were 13.5% and 11.7%, respectively. The resulting increase in operating margin was primarily due to simplification initiatives, partially offset by pressure associated with tariffs.

Operating margin decreased in the first three quarters of 2025 compared to the first three quarters of 2024. The first three quarters of 2025 included restructuring and other charges of $9 million, inventory write-downs of $6 million and an asset impairment of $3 million. The first three quarters of 2024 included restructuring charges of $9 million and inventory write-downs of $2 million. Excluding the impacts of these charges, operating margins in the first three quarters of 2025 and 2024 were 13.4% and 12.3%, respectively. The resulting increase in operating margin was primarily due to simplification initiatives, which was partially offset by the one-time benefit from the Employee Retention Credit in the second quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statements of Cash Flows

	Nine Months Ended
(dollars in millions)	June 28, 2025	June 29, 2024	$ Variance
Net cash provided (used) by:
Operating activities	$32	$47	$(14)
Investing activities	(92)	(115)	22
Financing activities	55	51	4
Operating activities
Net cash from operating activities in the first three quarters of 2025 provided less cash than net cash provided by operating activities in the first three quarters of 2024. Accounts receivable used $87 million more cash, driven by the timing of collections. The timing of income tax payments used $33 million more cash. These uses were partially offset by physical inventories, which used $64 million less cash, as the growth of physical inventories slowed in Space and Defense, Military Aircraft and Commercial Aircraft. Also, customer advances provided $36 million more cash, as we secured customer advances on multiple defense programs.

Investing activities
Net cash used by investing activities in the first three quarters of 2025 included $103 million of capital expenditures for investments in organic growth, which was partially offset by $13 million of proceeds from the sales of businesses.

Net cash used by investing activities in the first three quarters of 2024 included $110 million of capital expenditures and $6 million associated with the acquisition of DCL.

Financing activities
Net cash provided by financing activities in the first three quarters of 2025 included $206 million of net borrowings on our credit facilities. Financing activities included a use of cash of $100 million for shares under the repurchase program authorized by the Board of Directors, which is a component of the purchase of outstanding shares for treasury, and $27 million of cash dividends.

Net cash provided by financing activities in the first three quarters of 2024 included $94 million of net borrowings on our credit facilities. Financing activities included a use of cash of $27 million of cash dividends.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At June 28, 2025, our cash balances were $59 million, the majority of which is held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding U.S. revolving credit facility borrowings was 5.92% and is based on SOFR plus the applicable margin, which was 1.60% at June 28, 2025. On May 30, 2025, we amended and restated our loan agreement to include a $250 million term loan with installment payments of $3 million in 2026, $9 million in 2027 and the remaining balance on the maturity date of
October 27, 2027. Additional principal payments may be required under certain conditions. The proceeds of the term loan were used to pay down the outstanding revolver borrowings of the U.S. revolving credit facility. The interest rate on the term loan borrowings was 5.93% and is based on SOFR plus the applicable margin, which was 1.60% at June 28, 2025.

The loan agreement for the U.S. revolving credit facility and term loan contains various covenants. The minimum for the interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The maximum for the leverage ratio, defined as the ratio of net debt to EBITDA for the most recent four quarters, is 4.0. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.

The SECT has a revolving credit facility with a borrowing capacity of $25 million, maturing on October 26, 2026. Interest was 6.54% as of June 28, 2025 and is based on SOFR plus a margin of 2.23%.

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

At June 28, 2025, we had $790 million of unused capacity, including $766 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.38% as of June 28, 2025.

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
ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense market and the industrial market. A common factor throughout our markets is the continuing demand for technologically advanced products.

Our aerospace and defense businesses represented 73% of our 2024 sales. Our defense market, which represented 51% of our 2024 sales, is directly affected by defense funding levels and product demand, which have recently increased. Our commercial aircraft market, which represented 22% of our 2024 sales, is aligning with our customers' current plans. Within our various industrial markets, which collectively represented 27% of our 2024 sales, our customers are affected by a broad range of factors.

Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.

The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future, including the Textron Bell MV-75 FLRAA. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. and European defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to governmental approvals.

The commercial OEM aircraft market depends on a number of factors, including both the increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Boeing and Airbus are producing widebody aircraft at rates to support their projected demand while working through their current supply-chain constraints. Any adjustments to their production rates affect the timing of the demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen higher demand levels for our maintenance services and spare parts due to the increased number of flight hours across existing fleets.

The space market is comprised of three customer markets: civil, U.S. Department of Defense and commercial space. The civil market, namely NASA, is driven by investment for exploration activities. The U.S. Department of Defense market is driven by government-authorized levels of defense spending, including funding for defense-related satellite and space vehicle technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is driven by demand for small satellites, which increases the demand for increased launch vehicle capacity. Our launch vehicle and satellite components and systems will continue to benefit from increased investments in each of these markets.
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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2024 sales were denominated in foreign currencies. During the first nine months of 2025, average foreign currency rates generally were the same against the U.S. dollar compared to 2024. The translation of the results of our foreign subsidiaries into U.S. dollars had no material impact on sales compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 28, 2025 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended June 28, 2025.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share (4)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
March 30, 2025 - April 26, 2025	14,019	$167.06	—	1,660,107
April 27, 2025 - May 31, 2025	9,140	175.31	—	1,660,107
June 1, 2025 - June 28, 2025	6,204	183.08	—	1,660,107
Total	29,363	$173.01	—	1,660,107
During the quarter ended June 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b 5-1 trading arrangement" or "Non-Rule 10b 5-1 trading arrangement," as each term is defined in item 408 of Regulation S-K.
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 12,309 shares at $166.73 in April, 2,951 shares at $172.47 in May and 6,204 shares at $183.08 in June.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In May we accepted delivery of 2,282 Class B shares at $168.84. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 1,710 Class B shares at $169.45 per share from the SECT in April and 3,907 Class B shares at $181.23 in May.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. No shares were purchased under the program for the quarter ended June 28, 2025.

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

Moog Inc.

(Registrant)

Date:	July 25, 2025	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2025	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2025	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)