Form 10-K
period 2025-09-27
MOOG INC.
filed 2025-11-26
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,360 million.
The number of shares outstanding of each class of common stock as of November 19, 2025 was:
Class A common stock, 28,428,416 shares
Class B common stock, 3,248,420 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Moog Inc.'s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the "2025 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2025, 2024 and 2023 are provided in Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
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
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. Our twelve-month backlog as of September 27, 2025 was $3.0 billion, an increase of 20% compared to September 28, 2024. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion on the various business drivers and conditions contributing to the twelve-month backlog change.
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
Research Activities. Internal research and development activity has been, and continues to be, significant for us. Research and development expense was $94 million and represented approximately 2.4% of sales in 2025.

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
Employee Recruitment
Moog actively seeks to attract the best talent from a diverse range of sources and industries in order to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talent. In 2025, we hired over 1,400 new employees and rehired over 70 employees throughout the world.
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
Moog employs a variety of mechanisms to collect and respond to feedback from our employees. We conduct a regular employee engagement survey. We also leverage focus groups and listening sessions to solicit feedback. In response to employee feedback, Moog offers a variety of flexible working arrangements, including remote work and hybrid working schedules. This allows our employees to collaborate and innovate in a successful way.
We see our positive employee engagement coming through in high levels of employee retention. For the last five years, the average of voluntary attrition has been approximately 7% of our workforce. That is a competitive attrition figure and a testament to Moog being a great place to work.

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
•We continue to expand our community giving, employee giving and volunteering platform, now available across all UK, US and Canada sites.
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
Business Ethics
Moog is fully dedicated to conducting ourselves by the letter and in the spirit of the many laws and standards that apply to our business. Ethics are deeply embedded in our values and business processes. We regularly re-enforce our commitment to ethics and integrity in employee communications, in our everyday actions and in processes and controls. As a part of our on-going efforts to ensure our employees conduct business with the highest levels of ethics and integrity, Moog has compliance training programs in multiple languages. We also maintain the Moog TrustLine, where individuals can anonymously raise concerns they have about business behavior they do not feel comfortable discussing with business operations managers or human resources personnel. The Company's general confidential ethics hotline is administered by internal company counsel designated as Moog's ethics advocate. In addition, we maintain a separate hotline for cases wherein an employee believes that the Company's financial statements are materially misstated as a result of intentional acts or material weaknesses in the systems of internal control. This hotline is administered by the Company's Corporate Secretary.
Customers. Our principal customers are Original Equipment Manufacturers ("OEMs") and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 61% of 2025 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial market sales, which represented 25% of 2025 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2025, aftermarket sales accounted for 14% of total sales.
Our significant customers include tier one, large U.S. Government contractors and system integrators and are primarily within our Space and Defense, Military Aircraft and Commercial Aircraft segments. Net sales to our five largest customers represented approximately 31% of our 2025 sales.
All U.S. Government contracts are subject to termination by the U.S. Government. In 2025, sales under U.S. Government contracts represented 38% of total sales and were primarily within our Space and Defense and Military Aircraft segments.
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

Executive Officers	Current Position	Prior Positions	Age	Year First Elected Officer

Pat Roche	President, Chief Executive Officer and Director	On February 2, 2023, Pat Roche was named Chief Executive Officer. Previously, he served as Executive Vice President and Chief Operating Officer, a position he held since December 1, 2021. Prior to that, he served as President, Industrial, a position he held since 2015.	62	2012

Jennifer Walter	Executive Vice President and Chief Financial Officer		54	2008

Joseph Alfieri	Vice President and President, Space and Defense	On March 1, 2023, Joseph Alfieri was named Vice President and President, Space and Defense. Previously, he served as General Manager, Moog Construction, a position he held since 2021. Prior to that, he served as General Manager, Commercial Aircraft Original Equipment since 2018.	43	2023

Mark Graczyk	Vice President and President, Military Aircraft	On March 1, 2023, Mark Graczyk was named Vice President and President, Military Aircraft. Previously, he served as Chief Business Officer, Aircraft, a position he held since 2022. Prior to that, he served as General Manager, Industrial Controls since 2021 and Finance Director, Aircraft, since 2017.	42	2023

Stuart Mclachlan	Vice President and President, Industrial	On December 1, 2021, Stuart Mclachlan was named Vice President and President, Industrial Group. Previously, he was Chief Business Officer, Aircraft, a position he held since 2019. Prior to that, he served as Group Vice President for Aircraft Control Components.	54	2022

Michael Schaff	Vice President and President, Commercial Aircraft	On March 1, 2023, Michael Schaff was named Vice President and President, Commercial Aircraft. Previously, he served as General Manager, Commercial Aircraft Original Equipment since 2021. Prior to that, he served as Finance Director, Space and Defense since 2017.	54	2023

Paul Wilkinson	Executive Vice President and Chief Human Resources Officer		45	2017

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

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2025, sales under U.S. Government contracts represented 38% of our total sales, primarily within Space and Defense and Military Aircraft. Sales to foreign governments represented 9% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on cyclical annual congressional appropriations. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain and subject to congressional debate and spending prioritization. Any reduction in defense spending could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.
The loss of The Boeing Company as a customer or a significant reduction in the sales to The Boeing Company could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, as well as controls for space and defense applications, which totaled 10% of our 2025 sales. Sales to Boeing's commercial airplane group are generally made under long-term supply agreements. Boeing operates in a competitive environment and continues to evaluate the size, scope and cost of their supplier base. Labor disruptions or other supply chain constraints experienced by Boeing or its supplier base could delay planned production and negatively impact commercial aircraft production rates. Also, Boeing continues to match their commercial production rates to the resized global air traffic volume. In addition, a portion of our sales to Boeing is tied to varying levels of government defense spending, and a reduction in future U.S. defense spending levels could adversely impact our sales, operating profit and cash flow. Furthermore, a loss of Boeing as a customer could materially reduce our sales and earnings.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of September 27, 2025, our total backlog was $6.0 billion, which represents confirmed orders we believe will be recognized as revenue. There is no assurance that our customers will purchase all the orders represented in our backlog. If customers do not purchase these orders, it would increase our risk of inventory obsolescence and inventory write-downs, which would adversely affect our operations and our earnings. A significant portion of our backlog relates to commercial aircraft programs, and any adjustments to their planned production schedules will affect the demand for our flight control systems. Also, given the uncertain nature of our contracts with the U.S. Government and other foreign governments, in part due to governments' abilities to modify, curtail or terminate major programs, we may not realize the full revenue value of the orders included in our backlog. If this occurs, our future revenue and growth prospects may be adversely affected.
OPERATIONAL RISKS
Inflated prices across various raw materials and third-party provided components and sub-assemblies have adversely impacted, and could continue to adversely impact, our financial condition, operating profit and cash flow. A constrained supply chain could have a material impact on our ability to manufacture and ship products. The prices for materials and components used in our products has increased, adding additional pressures to our operating margins. Also, sole-source suppliers could apply leverage over price or other terms. We may be unable to raise our prices for our products equal to the increased prices for supplied materials and components, which could adversely affect our financial condition, operating results and cash flow. In addition, constraints in our supply chain that cause shortages or delays in materials and components could prevent us from completing and shipping our final products on time. We have taken actions to strengthen our supply chain, including making supplier changes and internalizing some processes. Transitions to new suppliers and internalizing processes could result in significant additional costs and delays, preventing us from meeting customer demand for our products, which could damage customer relationships and adversely affect our financial condition, operating results and cash flow.

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
We face, and may continue to face, risks related to information systems interruptions, intrusions and or new software implementations, which may adversely affect our business operations. We rely extensively on various information technologies throughout our company supporting nearly every business activity. In doing so, we work with sensitive data types including proprietary business information, intellectual property and confidential employee data. Handling and storage of this data, either onsite or managed by authorized third parties, subjects us to privacy, security, or other regulatory requirements, which could, if not handled or stored in compliance with applicable requirements, result in a potential liability. Business operations face risks, and may continue to face risks, due to information system errors, equipment failures, or ever-evolving cyber-attacks. In addition, advancements in artificial intelligence and quantum computing present risks to our business, as they may be used to identify vulnerabilities and produce advanced cybersecurity attacks. Unauthorized access or tampering via cybersecurity incidents may result in potential data corruption, exposure of proprietary or confidential information and work stoppages. Additionally, we have and expect to incur additional costs to comply with our customers' increased cybersecurity protections and standards, including those of the U.S. government. We have embarked on multi-year business information system transformation and standardization projects. These endeavors are complex and company-wide, involving new technologies and may introduce risk to our cybersecurity infrastructure. While we are investing significant resources throughout the planning, project managing and deployment processes, unanticipated delays could occur and could adversely affect our financial results. Any of these cybersecurity issues may cause operational stoppages, increased operational costs, fines, penalties and diminished competitive advantages through reputational damages.
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
The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products or our subcontractors' products may necessitate a product recall. We include complex system designs and components in our products that could contain errors or defects, particularly when we incorporate new technologies into our customers’ solutions. If any of our products are defective, we could be required to redesign or recall those products, pay substantial damages or warranty claims or face actions by regulatory bodies and government authorities. Such an event could result in significant expenses, delay sales, inflate inventory, cause reputational damage or cause us to withdraw from certain markets. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property or economic loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
As an aerospace and defense company, we face risks related to the security of our facilities and employees. Threats to the physical security of our facilities and employees, such as civil unrest, terrorism, sabotage and workplace violence, could disrupt production, delay deliveries, compromise sensitive information or assets and increase security and insurance costs. These threats could adversely impact our sales, operating profit, cash flow and reputation.

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
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2025, fixed-price contracts represented 90% of our over-time sales that we account for using the cost-to-cost method. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Although we closely monitor all programs and continuously seek opportunities, in coordination with our customers and suppliers, to mitigate future material impacts on fixed price contract profitability, we may be unsuccessful in these efforts and our net earnings may be reduced. Contract loss reserves are most commonly associated with fixed-price contracts that involve the design and development of control systems to meet the customer's specifications.
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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and enterprise value. Goodwill and other intangible assets are a substantial portion of our assets. At September 27, 2025, goodwill was $842 million and other intangible assets were $66 million of our total assets of $4.4 billion. The amount of goodwill and other intangible assets may increase in the future as a result of acquisitions. However, we may have to impair all or part of our goodwill or other intangible assets if the fair value falls because of changes in macroeconomic conditions, industry and market environments or the financial performance of the company. Although this impairment would be a non-cash charge, it could reduce our earnings and adversely affect our enterprise value. We review whether goodwill or other intangible assets have been impaired annually, or more frequently, if there have been changes in circumstances or conditions.

Unforeseen exposure to additional income tax liabilities may affect our operating results. Our distribution of taxable income is subject to domestic and foreign tax jurisdictions. Our effective tax rate and earnings may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of deferred tax assets and outcomes of any audits performed on previous tax returns. Additionally, any alterations to domestic and foreign government tax regulations or interpretations, global minimum taxes or other tax law changes could have significant impacts on our effective tax rate and on our deferred tax assets and liabilities. In 2021, the Organization for Economic Cooperation and Development (OECD) passed Pillar Two, an inclusive framework on Base Erosion and Profit Sharing, which would enact a minimum 15% tax for large multinational companies. Many countries are considering changes to their tax laws or proposing new tax laws to align with the recommendations that have been made by the OECD regarding Pillar Two. We are closely monitoring developments and evaluating the potential impacts of Pillar Two, which could adversely affect our effective tax rate, tax payments and results of operations.
LEGAL AND COMPLIANCE RISKS
We may not be able to remediate material weaknesses effectively, identify additional material weaknesses in the future or achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, which may affect our ability to ensure timely and reliable financial reports and affect the ability of our auditors to attest to the effectiveness of our internal controls. We identified a material weakness in the design and operation of our controls over a distinct group of long-term aftermarket service revenue contracts in our Commercial Aircraft segment. That material weakness led to a conclusion that our internal controls over financial reporting and disclosure controls and procedures were not effective as of September 27, 2025. Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d15(f) under the Securities Exchange Act. We are actively engaged in developing a remediation plan designed to address the material weakness but cannot be certain as to when our remediation plan will be fully completed. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements. We may also be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or significant deficiencies, subject us to fines, lawsuits, penalties, judgments or other legal expenses, harm our reputation, create delays or the inability to meet future SEC reporting obligations. For more information related to our material weakness and its remediation, see Item 9A. Controls and Procedures of this report.
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

Our operations in foreign countries expose us to currency, political and trade risks and adverse changes in local legal and regulatory environments could impact our results of operations. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations sell to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. Both the sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws, regulations or customs including, but not limited to privacy laws protecting personal data, changes in tariff and trade barriers and import or export licensing requirements. The tariffs recently implemented in the U.S. on steel, aluminum and other raw materials, potential of further tariffs and potential retaliatory actions by other countries could increase costs and reduce availability of raw materials. This could adversely impact our sales, operating profit and cash flow. Uncertainty also remains with respect to trade policies and treaties between the U.S. and other countries including China, where we both source products and have customers. Changes to tariffs or other trade restrictions may result in higher prices for new aircraft, which may negatively impact customer order volume, and restrict our future orders. The potential loss of orders could negatively impact our financial results including lower sales, operating profits and cash flow. For our sales mix by country, see Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
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
Our operations are subject to environmental laws and complying with those laws may cause us to incur significant costs. Our operations and facilities are subject to numerous stringent environmental laws and regulations. Although we believe that we are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations of them, or changes in the nature of our operations may require us to make significant capital expenditures to ensure continued compliance. We have been, and are currently involved in, environmental remediation activities. The cost of these activities may become significant depending on the discovery of additional environmental exposures at sites that we currently own or operate, at sites that we formerly owned or operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal.

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
GENERAL RISKS
Future terror attacks, war, natural disasters, public health crises or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters, public health crises and other catastrophic events could lead to economic instability and decreased demand for commercial products, which could negatively impact our business, financial condition, results of operations and cash flows. From time to time, terrorist attacks worldwide have caused instability in global financial markets and in the aviation industry. Also, our facilities and suppliers are located throughout the world and could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in the loss of customers or significantly increase costs, including penalty claims under customer contracts. Insurance for certain risks may be unavailable, insufficient or subject to dispute, which could adversely impact our financial condition, operating profit and cash flow.
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
We also maintain an Executive Cyber Incident Escalation Team (“ECIET”), which consists of our Chief Executive Officer ("CEO"), Chief Financial Officer (“CFO”), Senior Vice President - General Counsel, Chief Information Officer (“CIO”) and the Chief Information Security Officer (“CISO”). The ECIET meets annually to practice and refine our processes through tabletop exercises simulating cyberattacks for incident response, management and escalation at both technical and executive levels in order to maintain readiness to respond and to identify any areas where improvements or updates to our cybersecurity infrastructure or procedures are required.
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

Item 2.	Properties.
On September 27, 2025, we occupied 5,702,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Space and Defense	1,177,000	499,000	1,676,000
Military Aircraft	991,000	249,000	1,240,000
Commercial Aircraft	605,000	290,000	895,000
Industrial	1,408,000	463,000	1,871,000
Corporate Headquarters	20,000	—	20,000
Total	4,201,000	1,501,000	5,702,000
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
We believe that our properties have been adequately maintained, are generally in good condition and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and on the basis of that review, may from time to time acquire additional facilities, expand or dispose of existing facilities. Leases for our properties expire at various times from 2026 through 2093. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
The number of registered shareholders of our Class A common stock and Class B common stock was 472 and 314, respectively, as of November 19, 2025.
The following table summarizes our purchases of our common stock for the quarter ended September 27, 2025.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
June 29, 2025 - August 2, 2025	92,796	$183.14	—	1,660,107
August 3, 2025 - August 30, 2025	19,703	198.23	—	1,660,107
August 31, 2025 - September 27, 2025	17,910	198.07	—	1,660,107
Total	130,409	$187.42	—	1,660,107

(1)Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") and the Employee Stock Purchase Plan ("ESPP") as follows: 32,621 shares at $190.73 during July; 15,929 shares at $197.82 during August and 5,548 shares at $199.46 during September.
(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In July, we accepted delivery of 1,759 Class B shares at $204.32; In August, we accepted delivery of 492 Class A shares at $196.50 and 1,972 Class B shares at $200.76; In September, we accepted delivery of 234 Class A shares at $199.30 and 3,469 Class B shares at $200.00. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 58,416 Class B shares at $178.27 in July, 1,310 Class B shares at $200.00 in August, and 8,659 Class B shares at $196.38 in September from the SECT.
(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing. The stock performance shown on the graph is not intended to be indicative of future stock performance.
The following graph and table show the performance of the Company's Class A common stock compared to the Russell 3000 Total Return Index, a broad market index, and the Standard & Poor’s ("S&P") Aerospace & Defense Select Industry Total Return Index, an index that includes public companies within our industry, for a $100 investment made on September 30, 2020, including the reinvestment of any dividends.
The Russell 3000 Total Return Index and S&P Aerospace & Defense Select Industry Total Return Index replaced the NYSE Composite Total Return Index and S&P Aerospace & Defense Index, respectively, as they more appropriately represent the market and our industry. In the transition year, the table and the graph below include both the prior and the new indices of peer companies.

Comparison of 5 Year Cumulative Total Return Among Moog Inc., the Russell 3000 Total Return Index, S&P Aerospace & Defense Select Industry Total Return Index, the NYSE Composite Total Return Index, and the S&P Aerospace & Defense Index

$400
$350
$300
$250
$200
$150
$100
Index Value
9/20
9/21
9/22
9/23
9/24
9/25
Period Ending
Moog Inc. - Class A Common Stock
Russell 3000 Total Return Index
S&P Aerospace & Defense Select Industry Total Return Index
NYSE Composite Total Return Index
S&P Aerospace & Defense Index

	9/20	9/21	9/22	9/23	9/24	9/25
Moog Inc. - Class A Common Stock	$100.00	$121.49	$113.60	$184.42	$332.15	$343.47
Russell 3000 Total Return Index	100.00	131.88	108.63	130.86	176.91	207.71
S&P Aerospace & Defense Select Industry Total Return Index	100.00	138.28	107.07	132.01	187.10	282.62
NYSE Composite Total Return Index	100.00	129.89	110.94	129.97	168.51	190.18
S&P Aerospace & Defense Index	100.00	129.60	122.27	136.02	196.22	261.55

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Within the aerospace and defense market, our products and systems include:
•Defense market - primary and secondary flight controls and components for military aircraft, tactical and strategic missile steering controls, defense ground vehicle systems including turreted weapon systems and various other defense product components.
•Commercial aircraft market - primary and secondary flight controls and components for commercial aircraft.
•Space market - satellite avionics, propulsion and positioning controls and components, launcher thrust vector controls and components, as well as integrated space vehicles.
In the industrial market, our products are used in a wide range of applications including:
•Industrial market - various components and systems used in applications including: heavy industrial machinery used for metal forming and pressing, flight simulation motion control systems, energy exploration and generation products, material and automotive structural and fatigue testing systems, as well as liquid cooling pumps used in data centers.
•Medical market - pumps and sets for enteral clinical nutrition and infusion therapy, slip rings used in CT scan medical equipment and various components used in ultrasonic sensors and surgical handpieces.
We operate under four segments, Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Italy, Costa Rica, China, Netherlands, Japan, Canada, India and Lithuania.
Under ASC 606, 64% of revenue was recognized over time for the year ended September 27, 2025, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.
For the year ended September 27, 2025, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
Our products and technologies affect millions of people worldwide. Our solutions preserve national security, ensure safe air transportation, reduce industrial factory emissions and enhance patients' lives, while driving innovation. Our engineers collaboratively design and manufacture the most advanced motion control products, to the highest quality standards, for use in demanding applications. By building on these core foundational capabilities, we believe we have achieved a leadership position in the high-performance, precision controls market, and are "Shaping The Way Our World Moves™."

We leverage our engineering expertise and close customer relationships to solve complex technical problems. This approach has allowed us to expand, organically and through acquisitions, our high-performance components business to also offer the design, manufacture and integration of high-performance systems across multiple markets. We continue to expand our content on existing platforms as well, seeking to be the leading precision motion-controls supplier across the niche markets we serve. We are also modernizing operations through productivity‑enhancing technologies and targeted talent development to strengthen operational performance.
Our long-term strategies to achieve our financial objectives focus on pricing and simplification initiatives. Our pricing strategy seeks recognition for the value we deliver to our customers across our markets. Our simplification initiatives, guided by 80/20 principles, include:
•shaping our product and business portfolio to invest in growth areas and divest non-core assets,
•rationalizing our global footprint to meet current and future business volumes,
•focusing our factories to meet the specific needs of each market, and
•investing in automation and technologies to improve operational efficiency.
We aim to improve shareholder value through strategic revenue growth, both organic and acquired, manufacturing and operating efficiencies and utilizing low-cost manufacturing facilities without compromising quality. Historically and over the long-term, our capital deployment strategy has balanced strategic acquisitions, share buybacks and dividend payments to maximize shareholder returns. In the near term, our capital deployment prioritizes organic growth while opportunistically pursuing acquisitions that complement our business.
Acquisitions, Divestitures and Assets Held for Sale
See Note 3 - Acquisitions, Divestitures and Assets Held for Sale, of Item 8, Financial Statements and Supplementary Data, of this report for details.
Equity Method and Other Investments
See Note 9 - Equity Method and Other Investments, of Item 8, Financial Statements and Supplementary Data, of this report for details.

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
Revenue Recognition on Over-Time Contracts
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. For contracts that qualify for over-time treatment, we recognize revenue as control of the promised goods or services is being transferred to the customer. This is accomplished by using the cost-to-cost method of accounting, which measures progress as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. Revenue recognized using the cost-to-cost method of accounting over time for the year ended September 27, 2025 was 64% of total revenue. Revenue and cost estimates for substantially all over-time contract performance obligations are reviewed and updated quarterly. For further information, refer to Note 2 - Revenue from Contracts with Customers and Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
Contract Reserves
At September 27, 2025, we had contract reserves of $84 million. Contract reserves are comprised of contract loss reserves, recall reserves, and contract-related reserves. Contract loss reserves are recorded for open contracts where it is anticipated that contract costs will be greater than contract income and are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related reserves are recorded for other reasons, such as delivery issues outside of the ordinary scope of the contract. For all three types of reserves, a provision for the entire amount of the loss is charged against income in the period in which the loss becomes known and can be reasonably estimated by management. For further information, refer to Note 2 - Revenue from Contracts with Customers, of Item 8, Financial Statements and Supplementary Data, of this report.
Reserves for Inventory Valuation
At September 27, 2025, we had net inventories of $914 million, or 39% of current assets. Reserves for inventory were $146 million, or 14% of gross inventories. Inventories are stated at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out method of valuation.
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
Valuation allowances associated with deferred tax assets are another area that requires judgment. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowances, which would impact our income tax expense when we determine that these factors have changed.
At September 27, 2025, we had gross deferred tax assets of $209 million and deferred tax asset valuation allowances of $12 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards, contract reserves and lease liabilities. The deferred tax assets include $13 million related to tax benefit carryforwards associated with net operating losses and tax credits, for which $12 million of deferred tax asset valuation allowances are recorded. For further information, refer to Note 16 - Income Taxes, of Item 8, Financial Statements and Supplementary Data, of this report.

CONSOLIDATED RESULTS OF OPERATIONS
During the preparation of our consolidated financial statements for the year ended September 27, 2025, management identified misstatements in previously issued annual consolidated financial statements and interim consolidated condensed financial statements, impacting prior periods.
The principal misstatement related to the accounting for a distinct group of long-term aftermarket service contracts with customers in the Commercial Aircraft segment. Specifically, there were inaccurate inputs used in the total costs at completion estimate within the over-time revenue recognition calculation for these contracts that accumulated over several years. Additionally, other unrelated misstatements, including an adjustment for the understatement of certain warranty costs, were also identified.
We evaluated the nature and magnitude of all identified misstatements to assess the materiality, including quantitative and qualitative considerations and determined that the misstatements were not material, individually or in aggregate, to any previously issued quarterly or annual consolidated financial statements. However, correcting these misstatements entirely in the current period would have been material to our 2025 financial statements. As a result, within this annual report, we have revised our prior period annual consolidated financial statements for 2023 and 2024 and our quarterly consolidated condensed financial statements for 2024 and 2025 to reflect the corrections in the periods in which the misstatements originated.
A summary of the corrections and their related impacts on each financial statement line items from our previously issued financial statements are presented in Note 1 - Summary of Significant Accounting Policies and Note 25 – Revision of Previously Issued Consolidated Financial Statements.
The following is a discussion of our results of operations in 2025 compared to revised 2024 results and our revised 2024 results of operations compared to revised 2023 results.

				2025 vs. 2024		2024 vs. 2023
(In millions, except per share data)	2025	2024	2023	$ Variance	% Variance	$ Variance	% Variance
Net sales	$3,861	$3,609	$3,316	$252	7%	$293	9%
Gross margin	27.4%	28.1%	27.1%
Research and development expenses	94	113	107	(19)	(17%)	6	6%
Selling, general and administrative expenses as a percentage of sales	14.3%	13.9%	14.3%
Interest expense	72	66	60	6	9%	6	11%
Asset impairment	5	22	15	(17)		8
Restructuring expense	10	24	8	(14)		16
Loss on sale of businesses	—	—	1	—		(1)
Gain on sale of buildings	—	(1)	(10)	1		9
Pension settlement	—	—	13	—		(13)
Other	10	17	9	(8)		8
Effective tax rate	24.8%	22.6%	20.9%
Net earnings	$235	$209	$175	$26	13%	$34	19%
Diluted average common shares outstanding	32	32	32	—	(1%)	—	1%
Diluted earnings per share	$7.33	$6.45	$5.47	$0.88	14%	$0.98	18%
Total backlog	$6,010	$5,060	$5,150	$950	19%	$(90)	(2%)
Twelve-month backlog	$3,000	$2,500	$2,420	$500	20%	$80	3%
Net sales increased in 2025 compared to 2024, driven by demand in Commercial Aircraft and by defense market growth in Space and Defense and Military Aircraft. These increases were partially offset by a decrease in Industrial, driven by the lost sales associated with our divestitures at the beginning of 2025. Net sales increased across all our segments in 2024 compared to 2023, driven by production ramps in Commercial Aircraft and by defense market growth in Military Aircraft and Space and Defense.

Gross margin decreased in 2025 compared to 2024. This was driven by a benefit of $14 million from the Employee Retention Credit associated with the CARES Act in 2024. Gross margin increased in 2024 compared to 2023, driven by improved performance on our space vehicle development programs, a $14 million benefit from the Employee Retention Credit associated with the CARES Act and the results of our pricing and simplification initiatives across all our segments.

Research and development expenses decreased in 2025 compared to 2024 due to lower level of activity, primarily in Industrial. Research and development expenses increased in 2024 compared to 2023, driven by activities supporting our new growth programs in Space and Defense and Industrial.

Selling, general and administrative expenses as a percentage of sales increased in 2025 compared to 2024, driven by expenses associated with the settlement of a legal dispute of $12 million and increased business capture activities. Selling, general and administrative expenses as a percentage of sales decreased in 2024 compared to 2023, reflecting the incremental benefit from higher sales volume.

Interest expense increased in 2025 compared to 2024, driven by higher outstanding debt balances, partially offset by lower interest rates. Interest expense increased in 2024 compared to 2023, driven by higher interest rates, as well as higher debt balances.

In 2025, 2024 and 2023, inventory write-down, asset impairment and restructuring charges included charges for various simplification activities, primarily within Industrial. In 2023, we also incurred a non-cash pension settlement charge, which was mostly offset by the gain from the sales of three buildings in Industrial.

The effective tax rate was higher in 2025 compared to 2024, as 2024 included a benefit associated with a capital investment incentive in the United Kingdom. The effective tax rate was higher in 2024 compared to 2023, as the effective tax rate in 2023 reflected higher amounts of research and development tax credit benefits.

The twelve-month backlog at September 27, 2025 increased as compared with the twelve-month backlog at September 28, 2024. The twelve-month backlog in Military Aircraft increased due to the timing of orders for the F-35 program and new production programs. Within Space and Defense, we had higher orders across the entire portfolio of the business, reflecting strong business capture and broad-based growth in both space and defense. The twelve-month backlog in Industrial increased due to increased orders in medical and liquid cooling pumps used in data centers.

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
Space and Defense

				2025 vs. 2024		2024 vs. 2023
(dollars in millions)	2025	2024	2023	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,113	$1,018	$947	$95	9%	$71	7%
Operating profit	$131	$127	$96	$4	3%	$31	32%
Operating margin	11.8%	12.5%	10.1%
Space and Defense net sales increased in 2025 compared to 2024, reflecting broad-based defense demand. Higher demand for components for both satellites and defense applications, including missiles, was partially offset by timing of activity on spacecraft vehicles and turrets.

Operating margin decreased in 2025 compared to 2024, driven by the benefit from the Employee Retention Credit associated with the CARES Act in 2024 and expenses associated with the settlement of a legal dispute in 2025, partially offset by profitable sales growth.

Space and Defense net sales increased in 2024 compared to 2023, driven by strong, broad-based demand for defense applications. Higher U.S. demand for our component products, the ramp of new defense pursuits serving European needs and higher demand for launch vehicle and satellite components increased sales. These were partially offset by lower activity across our space vehicle programs.

Operating margin increased in 2024 compared to 2023 driven by strong operational performance, including improved performance on our space vehicle programs, the benefits from our pricing initiatives and the one-time benefit from the Employee Retention Credit associated with the CARES Act.

Military Aircraft

				2025 vs. 2024		2024 vs. 2023
(dollars in millions)	2025	2024	2023	$ Variance	% Variance	$ Variance	% Variance
Net sales	$888	$812	$720	$77	9%	$91	13%
Operating profit	$99	$86	$61	$13	16%	$25	41%
Operating margin	11.1%	10.5%	8.4%
Military Aircraft net sales increased in 2025 compared to 2024. Sales increased in military OEM programs $63 million, driven by the ramp-up of activity on the MV-75 program and new production programs. Military aftermarket sales increased $14 million, driven primarily by fleet readiness activities.

Operating margin increased in 2025 compared to 2024, driven by stronger business performance and pricing, which was partially offset by the benefit from the Employee Retention Credit and the gain from the sale of a mature product line in 2024.

Military Aircraft net sales increased in 2024 compared to 2023, driven by growth on development and new production aircraft. Sales increased $88 million in military OEM programs, driven by the ramp-up of activity on the MV-75 program and other OEM production programs. Military aftermarket sales increased $3 million.

Operating margin increased in 2024 compared to 2023, driven by the benefits of cost absorption from having a full year of activity on the MV-75 program, a reduction in research and development expenses and the benefit from the Employee Retention Credit. Partially offsetting these benefits were higher impairment, restructuring and other charges in 2024.

Commercial Aircraft

				2025 vs. 2024		2024 vs. 2023
(dollars in millions)	2025	2024	2023	$ Variance	% Variance	$ Variance	% Variance
Net sales	$904	$788	$666	$116	15%	$122	18%
Operating profit	$112	$99	$86	$13	13%	$13	15%
Operating margin	12.4%	12.5%	12.9%
Commercial Aircraft net sales increased in 2025 compared to 2024. Commercial aftermarket sales increased $68 million, driven largely by strong fleet utilization on the 787 and A350 programs. Commercial OEM sales increased $48 million, as we experienced growth from production ramps on widebody programs.

Operating margin decreased in 2025 compared to 2024, driven by pressure associated with tariffs, offset by the sale of a non-core product line as part of our portfolio shaping activities.

Commercial Aircraft net sales increased in 2024 compared to 2023. Commercial OEM sales increased $93 million, as we experienced growth from production ramps on widebody, narrowbody and business jet programs. Commercial aftermarket sales increased $29 million, driven by higher levels of spares for initial provisioning and higher repair volumes.

Operating margin decreased in 2024 compared to 2023. The absence of favorable aftermarket retrofit activity and the sale of a non-core product line as part of our portfolio shaping activities in 2023 were partially offset by the recovering OEM production volume in 2024.

Industrial

				2025 vs. 2024		2024 vs. 2023
(dollars in millions)	2025	2024	2023	$ Variance	% Variance	$ Variance	% Variance
Net sales	$956	$991	$983	$(36)	(4%)	$8	1%
Operating profit	$108	$93	$101	$15	16%	$(8)	(8%)
Operating margin	11.3%	9.4%	10.3%
Industrial net sales decreased in 2025 compared to 2024, driven by divestitures, primarily within industrial automation, and lower sales for flight simulation systems and test products. These were partially offset by market share gains for medical devices.

Operating margin increased in 2025 compared to 2024 due to the benefits of our ongoing simplification initiatives, as well as prior year charges related to those initiatives. These were partially offset by the benefit from the Employee Retention Credit in 2024.

Industrial net sales increased in 2024 compared to 2023. Sales increased in our simulation and test market, driven by higher demand for flight simulation systems and test products. Sales also increased in our energy market. Partially offsetting these increases was a decrease in our industrial automation market, reflecting a slowdown in orders.

Operating margin decreased in 2024 compared to 2023 due to higher amounts of simplification charges, partially offset by the benefits from our pricing initiatives. In 2024 we incurred impairment, restructuring and inventory write-down charges of $32 million. In 2023, we incurred impairment, restructuring, inventory write-down and other charges of $21 million, partially offset by a $10 million gain related to the sales of three buildings.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

				2025 vs. 2024	2024 vs. 2023
(dollars in millions)	2025	2024	2023	$ Variance	$ Variance
Net cash provided (used) by:
Operating activities	$273	$198	$140	$75	$58
Investing activities	(175)	(156)	(167)	(20)	12
Financing activities	(98)	(48)	(23)	(50)	(25)
Operating activities
Net cash provided by operating activities increased in 2025 compared to 2024. Customer advances provided $123 million more cash, as we secured customer advances on multiple defense programs. Inventories used $80 million less cash, as the growth of inventories slowed in Military Aircraft and Commercial Aircraft. These were partially offset by accounts receivable, which used $123 million more cash, primarily in Commercial Aircraft, driven by the timing of collections.

Net cash provided by operating activities increased in 2024 compared to 2023. Billed and unbilled receivables provided $90 million more cash, driven by better collections and the expansion of our receivables financing program. Also, net earnings increased. Partially offsetting these sources of cash was customer advances, which used $81 million more cash as we worked down advances across all our segments.
Investing activities
Net cash used by investing activities in 2025 included $145 million of capital expenditures and $41 million associated with the acquisition of COTSWORKS, which were partially offset by $13 million of proceeds from the sales of businesses.

Net cash used by investing activities in 2024 included $152 million of capital expenditures. Net cash used by investing activities in 2024 also included $6 million associated with the acquisition of DCL.

Net cash used by investing activities in 2023 included $177 million of capital expenditures, including a $28 million building purchase. Also, 2023 included $22 million of proceeds from the sales of buildings and businesses.
Financing activities
Net cash used by financing activities in 2025 included a use of cash of $100 million for shares under the repurchase program authorized by the Board of Directors and $36 million for dividend payments. These were partially offset by $70 million of net borrowings on our credit facilities.

Net cash used by financing activities in 2024 included $35 million for dividend payments. Partially offsetting the dividend payments were $9 million of net borrowings on our credit facilities.

Net cash used by financing activities in 2023 included $34 million for dividend payments. Partially offsetting the dividend payments were $26 million of net borrowings on our credit facilities.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.
At September 27, 2025, our cash balances were $62 million, the majority of which is held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.
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
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding credit facility borrowings was 5.80% and is based on SOFR plus the applicable margin, which was 1.60% at September 27, 2025. On May 30, 2025, we amended and restated our loan agreement to include a $250 million term loan with installment payments of $3 million in 2026, $9 million in 2027 and the remaining balance on the maturity date of October 27, 2027. Additional principal payments may be required under certain conditions. The proceeds of the term loan were used to pay down the outstanding revolver borrowings of the U.S. revolving credit facility. The interest rate on the term loan borrowings was 5.90% and is based on SOFR plus the applicable margin, which was 1.60% at September 27, 2025.
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
The SECT has a revolving credit facility with a borrowing capacity of $25 million, maturing on October 26, 2026. Interest was 6.36% as of September 27, 2025 and is based on SOFR plus a margin of 2.23%.
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
At September 27, 2025, we had $925 million of unused capacity, including $901 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.
Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.21% as of September 27, 2025.

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
Contractual Obligations and Commercial Commitments
For further information on our contractual obligations and commitments as of September 27, 2025, see the notes referenced below, of Item 8, Financial Statements and Supplementary Data, of this report.
Right-of-use lease liabilities - See Note 7 - Leases, for details on obligations and timing of expected future payments, including a five-year maturity schedule.
Debt Obligations and Interest Payments - See Note 10 - Indebtedness, for details of our debt and timing of expected future principal and interest payments. Our current and long-term interest obligation on fixed-rate debt is $21 million and $26 million, respectively. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at September 27, 2025, would be approximately $28 million annually.
Employee Benefit Plans - See Note 15 - Employee Benefit Plans, for details on our obligations and timing of expected future payments under these plans. In 2026, we anticipate making contributions to defined benefit pension plans of $10 million, of which approximately $6 million is for a non-qualified U.S. plan. We are unable to determine minimum funding requirements beyond 2025. We have made no discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements. We do not plan to make additional contributions for the foreseeable future.
Income Taxes - We are unable to determine or estimate any potential changes to unrecognized tax benefits. See Note 16 - Income Taxes, for additional details of tax obligations.
Commitments - See Note 23 - Commitments and Contingencies, for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. A common factor throughout our markets is the continuing demand for technologically advanced products.
Our aerospace and defense businesses represented 75% of our 2025 sales. Our defense market, which represented 52% of our 2025 sales, is directly affected by defense funding levels and product demand, which have recently increased. Our commercial aircraft market, which represented 23% of our 2025 sales, is aligning with our customers' current plans. Within our various industrial markets, which represented 25% of our 2025 sales, our customers are affected by a broad range of factors.
Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future, including the Textron Bell MV-75. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense vehicle controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. and European defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to governmental approvals.
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
The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product and technology innovation, economic conditions and cost-reduction efforts. A portion of our industrial automation customers serve the automotive market as well as the data center cooling market.
Our simulation and test products operate in markets that are largely affected by the same factors as our commercial aircraft market. Demand for our flight simulation systems will match the airline training market and the change in domestic and foreign flight hours.
Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Drivers for global energy growth include investments in power generation infrastructure and exploration of new oil and gas resources.

The medical market we serve, in general, is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and treatments have resulted in the greater need for medical services, which drive the demand for our medical devices and medical component offerings.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2025 sales were denominated in foreign currencies. During 2025, average foreign currency rates generally strengthened against the U.S. dollar compared to 2024. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $5 million compared to one year ago. During 2024, average foreign currency rates generally weakened against the U.S. dollar compared to 2023. The translation of the results of our foreign subsidiaries into U.S. dollars decreased 2024 sales by $4 million compared to 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies, included in Item 8, Financial Statements and Supplementary Data, of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt, receivables sold under the Receivables Purchase Agreement (the "RPA") and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as foreign currency contracts or interest rate swaps. We do not hold or issue financial instruments for trading purposes. In 2025, our derivative instruments consisted of foreign currency contracts.
At September 27, 2025, we had $446 million of borrowings subject to variable interest rates. At September 27, 2025, we had no outstanding interest rate swaps. During 2025, our average borrowings subject to variable interest rates were $664 million and, therefore, if interest rates had been one percentage point higher during 2025, our interest expense would have been $7 million higher.
At September 27, 2025, we had $125 million of receivables sold under the RPA subject to variable interest rates. During 2025, our average receivables sold under the RPA subject to variable interest rates were $125 million and, therefore, if interest rates had been one percentage point higher during 2025, our interest expense would have been $1 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases and revenue, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency contracts with notional amounts of $196 million outstanding at September 27, 2025 that mature at various times through December 23, 2026. These include notional amounts of $174 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts involving the U.S. dollar was a $1 million net asset at September 27, 2025. A hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 27, 2025 by approximately $18 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 27, 2025 by approximately $22 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro and British pound. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2025 would have decreased or increased by $12 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except share and per share data)	September 27, 2025	September 28, 2024	September 30, 2023
Net sales	$3,860,624	$3,608,960	$3,316,190
Cost of sales	2,794,802	2,589,525	2,414,090
Inventory write-down	8,474	7,027	4,345
Gross profit	1,057,348	1,012,408	897,755
Research and development	93,671	112,773	106,551
Selling, general and administrative	553,968	501,253	474,937
Interest	72,075	66,330	59,838
Asset impairment and fair value adjustment	5,374	22,149	14,628
Restructuring	10,015	23,788	7,997
Loss on sale of businesses	—	—	900
Gain on sale of buildings	—	(979)	(10,030)
Pension settlement	—	—	12,542
Other	9,597	17,348	8,872
Earnings before income taxes	312,648	269,746	221,520
Income taxes	77,620	60,960	46,364
Net earnings	$235,028	$208,786	$175,156

Net earnings per share
Basic	$7.42	$6.53	$5.50
Diluted	$7.33	$6.45	$5.47

Weighted average common shares outstanding
Basic	31,680,280	31,954,689	31,831,687
Diluted	32,082,601	32,359,338	32,044,226
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 30, 2023
Net earnings	$235,028	$208,786	$175,156
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	20,908	44,955	41,547
Retirement liability adjustment	23,978	6,315	11,626
Change in accumulated gain (loss) on derivatives	207	518	3,269
Other comprehensive income (loss), net of tax	45,093	51,788	56,442
Comprehensive income	$280,121	$260,574	$231,598
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 27, 2025	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$62,013	$61,694
Restricted cash	200	123
Receivables, net	506,768	419,971
Unbilled receivables	744,352	690,572
Inventories, net	914,302	862,541
Prepaid expenses and other current assets	142,345	87,745
Total current assets	2,369,980	2,122,646
Property, plant and equipment, net	1,019,906	928,588
Operating lease right-of-use assets	52,799	52,591
Goodwill	842,313	833,764
Intangible assets, net	66,101	63,479
Deferred income taxes	22,459	23,884
Other assets	52,497	52,695
Total assets	$4,426,055	$4,077,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$1,563	$—
Accounts payable	318,402	293,888
Accrued compensation	106,040	104,027
Contract advances and progress billings	372,988	302,126
Accrued liabilities and other	320,075	313,373
Total current liabilities	1,119,068	1,013,414
Long-term debt, excluding current installments	944,123	874,139
Long-term pension and retirement obligations	157,218	167,161
Deferred income taxes	32,600	27,652
Other long-term liabilities	180,491	166,464
Total liabilities	2,433,500	2,248,830
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,864	43,835
Issued 43,863,458 and outstanding 28,424,853 shares at September 27, 2025
Issued 43,835,149 and outstanding 28,776,489 shares at September 28, 2024
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,416	7,445
Issued 7,416,255 and outstanding 3,237,452 shares at September 27, 2025
Issued 7,444,564 and outstanding 3,209,222 shares at September 28, 2024
Additional paid-in capital	839,328	784,509
Retained earnings	2,834,548	2,635,950
Treasury shares	(1,209,200)	(1,082,240)
Stock Employee Compensation Trust	(195,491)	(194,049)
Supplemental Retirement Plan Trust	(170,191)	(163,821)
Accumulated other comprehensive loss	(157,719)	(202,812)
Total shareholders’ equity	1,992,555	1,828,817
Total liabilities and shareholders’ equity	$4,426,055	$4,077,647
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 30, 2023
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	784,509	608,270	516,123
Issuance of treasury shares	30,614	8,572	7,852
Equity-based compensation expense	12,714	11,737	8,119
Adjustment to market - SECT and SERP	11,491	155,930	76,176
End of year	839,328	784,509	608,270
RETAINED EARNINGS
Beginning of year	2,635,950	2,462,640	2,321,558
Net earnings	235,028	208,786	175,156
Dividends (1)	(36,430)	(35,476)	(34,074)
End of year	2,834,548	2,635,950	2,462,640
TREASURY SHARES AT COST
Beginning of year	(1,082,240)	(1,057,938)	(1,047,012)
Class A and B shares issued related to compensation and acquisitions	15,537	12,436	16,107
Class A and B shares purchased	(142,497)	(36,738)	(27,033)
End of year	(1,209,200)	(1,082,240)	(1,057,938)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(194,049)	(114,769)	(73,602)
Issuance of shares	32,664	28,202	15,713
Purchase of shares	(28,985)	(22,247)	(14,841)
Adjustment to market	(5,121)	(85,235)	(42,039)
End of year	(195,491)	(194,049)	(114,769)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(163,821)	(93,126)	(58,989)
Adjustment to market	(6,370)	(70,695)	(34,137)
End of year	(170,191)	(163,821)	(93,126)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(202,812)	(254,600)	(311,042)
Other comprehensive income (loss)	45,093	51,788	56,442
End of year	(157,719)	(202,812)	(254,600)
TOTAL SHAREHOLDERS’ EQUITY	$1,992,555	$1,828,817	$1,601,757
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $1.15, $1.11 and $1.07 per share for the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively.

Consolidated Statements of Shareholders’ Equity, Shares

	Fiscal Years Ended
(share data)	September 27, 2025	September 28, 2024	September 30, 2023
COMMON STOCK - CLASS A
Beginning of year	43,835,149	43,822,344	43,806,835
Conversion of Class B to Class A	28,309	12,805	15,509
End of year	43,863,458	43,835,149	43,822,344
COMMON STOCK - CLASS B
Beginning of year	7,444,564	7,457,369	7,472,878
Conversion of Class B to Class A	(28,309)	(12,805)	(15,509)
End of year	7,416,255	7,444,564	7,457,369
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(14,633,512)	(14,657,897)	(14,614,444)
Class A shares issued related to compensation and acquisitions	136,092	44,658	50,057
Class A shares purchased	(516,037)	(20,273)	(93,510)
End of year	(15,013,457)	(14,633,512)	(14,657,897)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(2,861,088)	(2,896,845)	(3,020,291)
Class B shares issued related to compensation	245,499	254,853	336,451
Class B shares purchased	(210,400)	(219,096)	(213,005)
End of year	(2,825,989)	(2,861,088)	(2,896,845)
SECT - CLASS A COMMON STOCK
Beginning and end of year	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of year	(548,084)	(592,128)	(611,942)
Issuance of shares	170,034	183,403	168,519
Purchase of shares	(148,594)	(139,359)	(148,705)
End of year	(526,644)	(548,084)	(592,128)
SERP - CLASS B COMMON STOCK
Beginning and end of year	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$235,028	$208,786	$175,156
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	94,013	85,878	77,763
Amortization	9,715	10,149	11,541
Deferred income taxes	(6,545)	(29,651)	(34,997)
Equity-based compensation expense	16,708	14,959	10,582
Loss on sale of businesses	—	—	900
Asset impairment and inventory write-down	13,848	29,176	18,973
Gain on sale of buildings	—	(979)	(10,030)
Pension settlement	—	—	12,542
Other	4,432	6,283	6,244
Changes in assets and liabilities providing (using) cash:
Receivables	(87,070)	35,962	(69,275)
Unbilled receivables	(64,588)	(50,474)	(35,423)
Inventories	(51,772)	(131,330)	(127,442)
Accounts payable	24,711	26,446	28,641
Contract advances and progress billings	81,597	(41,717)	39,448
Accrued expenses	3,743	7,900	(3,185)
Accrued income taxes	(20,214)	14,502	23,644
Net pension and post retirement liabilities	18,194	11,791	13,940
Other assets and liabilities	1,286	181	629
Net cash provided (used) by operating activities	273,086	197,862	139,651
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(41,179)	(5,911)	—
Purchase of property, plant and equipment	(144,731)	(151,995)	(177,309)
Net proceeds from businesses sold	13,487	1,627	1,892
Net proceeds from buildings sold	—	1,453	19,702
Other investing transactions	(2,833)	(766)	(11,455)
Net cash provided (used) by investing activities	(175,256)	(155,592)	(167,170)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	1,229,500	1,038,500	1,044,101
Payments on revolving lines of credit	(1,410,000)	(1,029,500)	(1,017,420)
Proceeds from long-term debt	250,000	—	—
Payments on long-term debt	—	—	(916)
Payments on finance lease obligations	(10,159)	(6,037)	(4,313)
Payment of dividends	(36,430)	(35,476)	(34,074)
Proceeds from sale of treasury stock	19,568	15,685	19,785
Purchase of outstanding shares for treasury	(142,707)	(36,738)	(29,306)
Proceeds from sale of stock held by SECT	32,664	28,202	15,713
Purchase of stock held by SECT	(28,985)	(22,837)	(14,251)
Other financing transactions	(1,742)	—	(2,027)
Net cash provided (used) by financing activities	(98,291)	(48,201)	(22,708)
Effect of exchange rate changes on cash	(1,863)	1,324	2,043
Increase (decrease) in cash, cash equivalents and restricted cash	(2,324)	(4,607)	(48,184)
Cash, cash equivalents and restricted cash at beginning of year(1)	64,537	69,144	117,328
Cash, cash equivalents and restricted cash at end of year (1)	$62,213	$64,537	$69,144
(1) Ending cash balance at September 28, 2024 and beginning cash at September 29, 2024, includes cash related to assets held for sale of $2,720.

Consolidated Statements of Cash Flows, continued
	Fiscal Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$70,977	$65,382	$59,453
Income taxes paid, net of refunds	100,347	78,482	69,253
Treasury shares issued as compensation	6,289	5,323	4,174
Treasury shares issued as consideration for acquisitions	20,294	—	—
Assets acquired through lease financing	47,014	39,383	64,034
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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 27, 2025, September 28, 2024 and September 30, 2023.
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
Capitalized Interest: The interest cost on certain long term capital projects is capitalized and included in the cost of the project. Capitalization begins with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. For the year ended September 27, 2025, we incurred total interest of $77,625 and capitalized $5,550, into property, plant and equipment. For the year ended September 28, 2024, we incurred total interest of $72,154 and capitalized $5,824 into property, plant and equipment. For the year ended September 30, 2023, we incurred total interest of $63,861 and capitalized $4,023 into property, plant and equipment.
Goodwill: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying amount. We also test goodwill for impairment when there is a change in reporting units.
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. We performed a qualitative test for all reporting units in 2025, 2024 and 2023.
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
There were no goodwill impairment charges recorded in 2025, 2024 or 2023.
Acquired Intangible Assets: Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives.
Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows.
In 2025, we recorded impairment charges on long-lived assets in our Industrial segment related to property and equipment that experienced a decline in value. These charges are included in asset impairment in the Consolidated Statements of Earnings.

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

Employee Benefit Plans: The measurement date for plan assets and benefit obligations is the month end closest to our fiscal year end.
Recent Accounting Pronouncements:
Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The provisions of the standard are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment requires retrospective application to all prior periods presented in the financial statements.	We adopted this standard using retrospective application to all prior periods presented.
Date adopted: Q4 2025

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This standard expands annual income tax disclosures to require specific categories in the rate reconciliation table to be disclosed using both percentages and reporting currency amounts and requires additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of income taxes paid by jurisdiction. The provisions of the standard are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2026
ASU no. 2024-03 Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses	This standard requires disclosure of specified information about certain cost and expenses at each interim and annual reporting period. This includes disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset for each relevant expense caption on the income statement, as well as the total amount of selling expenses. Additionally, the amendments require disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The provisions of the standard are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2028

We consider the applicability and impact of all Accounting Standard Updates ("ASU"). ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.
Revision of Previously Issued Consolidated Financial Statements: During the preparation of our consolidated financial statements for the year ended September 27, 2025, management identified misstatements in previously issued consolidated financial statements and interim consolidated condensed financial statements, impacting prior periods.
The principal misstatement related to the accounting for distinct long-term aftermarket service contracts with customers in the Commercial Aircraft segment. Specifically, there were inaccurate inputs used in the total costs at completion estimate within the over-time revenue recognition calculation for these contracts that accumulated over several years. Additionally, other unrelated misstatements, including an adjustment for the understatement of certain warranty costs, were also identified.
We evaluated the nature and magnitude of all identified misstatements to assess the materiality, including quantitative and qualitative considerations and determined that the misstatements were not material, individually or in aggregate, to any previously issued quarterly or annual consolidated financial statements. However, correcting these misstatements entirely in the current period would have been material to our 2025 financial statements. As a result, within this annual report, we have revised our prior period annual consolidated financial statements for 2023 and 2024 and our quarterly consolidated condensed financial statements for 2024 and 2025 to reflect the corrections in the periods in which the misstatements originated.
Correcting the misstatement related to long-term aftermarket service contracts, which originated prior to 2023, had a cumulative impact that decreased opening Retained earnings as of October 2, 2022 by $30,920. The correction of this misstatement also increased Net sales and decreased Cost of sales for the year ended 2023 by $436 and $2,024, respectively and decreased Net sales and Cost of sales for the year ended 2024 by $200 and $8,092, respectively.
Correcting the misstatement related to warranty costs, which originated prior to 2023, had a cumulative impact that decreased opening Retained earnings as of October 2, 2022 by $8,400. The correction of this misstatement also increased Cost of sales for the year ended 2023 by $300 and decreased Cost of sales for the year ended 2024 by $1,200.
A summary of the corrections and their related impacts on each financial statement line items from our previously issued consolidated financial statements are presented in Note 25 – Revision of Previously Issued Consolidated Financial Statements.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. In 2025, we recognized higher revenues of $11,640 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2024, we recognized lower revenues of $9,409 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2023, we recognized lower revenues of $3,095 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. As of September 27, 2025, revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material.

As of September 27, 2025, we had contract reserves of $84,360. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Unbilled recoverable costs and accrued profits for over-time contracts to be billed to the U.S. Government were $12,111 at September 27, 2025 and $20,394 at September 28, 2024. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Unbilled amounts expected to be collected beyond one year are not material.
Total contract assets and contract liabilities are as follows:

	September 27, 2025	September 28, 2024
Unbilled receivables	$744,352	$690,572
Contract advances and progress billings	372,988	302,126
Net contract assets	$371,364	$388,446

The decrease in net contract assets primarily reflects the impact of additional unbilled revenues and an increase in contract advances and progress billings during the period. As of September 27, 2025, we recognized $235,130 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of September 27, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $6,010,000. We expect to recognize approximately 50% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 22 - Segments, for disclosures related to disaggregation of revenue.

Note 3 - Acquisitions, Divestitures and Assets Held for Sale
Acquisitions

On July 1, 2025, we acquired COTSWORKS, Inc. ("COTSWORKS"), based in Ohio for a purchase price, net of cash acquired, of $61,473, which was paid in cash and the issuance of Moog Class A shares valued at $20,294. At September 27, 2025, we have ascribed $12,000 of the purchase price to intangible assets. COTSWORKS designs and manufactures rugged optical components and subsystems for harsh environment applications, primarily serving the commercial, military, aerospace and industrial markets. The purchase price allocation is substantially complete, with the exception of income tax assets and liabilities. This operation is included in our Space and Defense segment. The sales and results of COTSWORKS are immaterial in 2025.

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

Assets Held for Sale

As of the third quarter of 2025, we have classified a non-core business within our Space and Defense segment as held for sale. We have classified $61,067 in prepaid expenses and other current assets and $15,524 in accrued liabilities and other as held for sale. See Note 8 - Goodwill and Intangible Assets for additional details.

Note 4 - Receivables
Receivables consist of:

	September 27, 2025	September 28, 2024
Accounts receivable	$483,872	$388,841
Government assistance receivables	5,643	16,673
Other	19,856	17,530
Less allowance for credit losses	(2,603)	(3,073)
Receivables, net	$506,768	$419,971
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
The proceeds of the RPA are classified as operating activities in our Consolidated Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $680,709 for the year ended September 27, 2025. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
The amount sold to the Purchasers was $125,000 at September 27, 2025, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $668,021 at September 27, 2025.
Over-time contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, as well as commercial aircraft and satellite manufacturers. Amounts billed for over-time contracts to the U.S. Government were $1,668 at September 27, 2025 and $3,952 at September 28, 2024.
There are no material amounts of claims or unapproved change orders included in the Consolidated Balance Sheets. There are no material balances billed but not paid by customers under retainage provisions.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables, both billed and unbilled from Boeing were $263,140 at September 27, 2025 and $242,096 at September 28, 2024 and receivables, both billed and unbilled from Lockheed Martin were $138,246 at September 27, 2025 and $122,816 at September 28, 2024. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

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
In 2025, an additional $3,320 was received for ERC under the CARES Act and was recorded as contra expense to personnel related costs of $3,084 to Costs of sales and $236 to Selling, general and administrative costs in our Consolidated Statement of Earnings.
In 2024, we applied for the ERC under the CARES Act and recorded contra expense to personnel related costs of $13,247 to Costs of sales and $1,012 to Selling, general and administrative costs in our Consolidated Statement of Earnings in 2024 and is included in Receivables on our Consolidated Balance Sheets at September 28, 2024.
We qualify for New York State ("NYS") Excelsior Jobs Program tax credits, which relate to increasing and maintaining employee headcount, amounts of capital investments and research and development spending in NYS. The initial program allows us to receive up to $8,500 of refundable tax credits in cash over a nine year period. A second program allows us to receive up to $16,400 of refundable tax credits in cash over a ten year period. As long as the annual requirements are met and maintained, we will receive the credits without any clawback provisions. We have recorded the tax credits for the initial program as a contra expense to personnel related costs and research and development in our Consolidated Statement of Earnings for $1,956, $1,118 and $1,118 in 2025, 2024 and 2023, respectively. We have recorded the tax credits for the second program as a contra expense to personnel related costs in our Consolidated Statement of Earnings for $2,509 in 2025. We have $3,074 and $2,236, recorded as Receivables for the initial program credits on our Consolidated Balance Sheets at September 27, 2025 and September 28, 2024, respectively. We have $2,509, recorded as Receivables for the second program on our Consolidated Balance Sheets at September 27, 2025. As of September 27, 2025 we have future tax credits of $15,289 that we can receive through 2033, if we maintain the annual requirements.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.
Note 5 - Inventories
Inventories, net of reserves, consist of:

	September 27, 2025	September 28, 2024
Raw materials and purchased parts	$301,679	$291,969
Work in progress	520,315	488,342
Finished goods	92,308	82,230
Inventories, net	$914,302	$862,541
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of September 27, 2025 and September 28, 2024.
We have recorded inventory write-downs, primarily as a result of excess and obsolete inventories related to restructuring actions taken to close facilities and transfer remaining production and for the retirement or exiting the business of specific programs. See Note 14 - Restructuring and Note 22 - Segments, for additional disclosures relating to inventory write-downs.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 27, 2025	September 28, 2024
Land	$33,872	$32,270
Buildings and improvements	737,053	698,333
Machinery and equipment	981,157	901,643
Computer equipment and software	253,924	237,604
Property, plant and equipment, at cost	2,006,006	1,869,850
Less accumulated depreciation and amortization	(986,100)	(941,262)
Property, plant and equipment, net	$1,019,906	$928,588
In 2025, we recorded $2,374 of impairment charges on property and equipment on owned assets that experienced a decline in value, based on expected cash flows over the remaining life of the assets in relation to a decline in the related business in our Industrial segment. In 2024, we recorded $806 of impairment charges on equipment no longer in use. In 2023, we recorded $5,301 of impairment charges on property and equipment on owned assets that experienced a decline in value, based on expected cash flows over the remaining life of the assets in relation to a decline in the related business in our Industrial segment and from the retirement of a program in our Military Aircraft segment.

In 2025, we received $2,222 in cash from the US Department of Defense for production equipment to be used on existing contracts and for the construction of a training facility. A total of $1,105 has been recorded as a reduction of property, plant and equipment in 2025 when the expenditures took place and the remaining $1,117 is recorded as an accrued liability on the Consolidated Balance Sheets and will be offset against the capital expenditures when they are incurred.

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

The components of lease expense were as follows:

	2025	2024	2023
Operating lease cost	$32,428	$31,065	$29,982

Finance lease cost:
Amortization of right-of-use assets	$10,909	$7,443	$4,380
Interest on lease liabilities	7,623	5,963	3,247
Total finance lease cost	$18,532	$13,406	$7,627

Supplemental cash flow information related to leases was as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$33,495	$31,346	$30,281
Operating cash flow for finance leases	7,623	5,963	3,247
Financing cash flow for finance leases	10,159	6,037	4,313
Assets obtained in exchange for lease obligations:
Operating leases	13,462	10,162	6,014
Finance leases	33,552	29,221	58,020

Supplemental balance sheet information related to leases was as follows:

	September 27, 2025	September 28, 2024
Operating Leases:
Operating lease right-of-use assets	$52,799	$52,591

Accrued liabilities and other	$11,697	$11,124
Other long-term liabilities	52,549	53,228
Total operating lease liabilities	$64,246	$64,352

Finance Leases:
Property, plant, and equipment, at cost	$157,533	$124,770
Accumulated depreciation	(27,186)	(17,101)
Property, plant, and equipment, net	$130,347	$107,669

Accrued liabilities and other	$14,920	$8,713
Other long-term liabilities	119,155	101,683
Total finance lease liabilities	$134,075	$110,396

Weighted average remaining lease term in years:
Operating leases	6.2	6.2
Finance leases	17.6	20.1

Weighted average discount rates:
Operating leases	5.3%	5.2%
Finance leases	6.4%	6.4%

Maturities of lease liabilities were as follows:

	September 27, 2025
	Operating Leases	Finance Leases
2026	$14,566	$22,296
2027	13,698	19,885
2028	11,571	20,801
2029	10,098	21,824
2030	7,467	18,678
Thereafter	18,132	143,900
Total lease payments	75,532	247,384
Less: imputed interest	(11,286)	(113,309)
Total	$64,246	$134,075
The operating lease ROU and finance lease disclosures above reflect a write down of $2,849 in 2024, as a result of restructuring actions taken to simplify our business operations through facility closures.

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at October 1, 2022	$259,407	$106,907	$92,612	$346,394	$805,320
Adjustments to prior year acquisitions	—	122	—	—	122
Foreign currency translation	68	4,247	—	11,544	15,859
Balance at September 30, 2023	259,475	111,276	92,612	357,938	821,301
Acquisition	—	2,760	—	—	2,760
Held for sale	—	—	—	(3,719)	(3,719)
Foreign currency translation	76	4,906	—	8,440	13,422
Balance at September 28, 2024	259,551	118,942	92,612	362,659	833,764
Acquisition	36,191	—	—	—	36,191
Held for sale	(33,000)	—	—	—	(33,000)
Foreign currency translation	(2)	(397)	—	5,757	5,358
Balance at September 27, 2025	$262,740	$118,545	$92,612	$368,416	$842,313
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at September 27, 2025 and September 28, 2024. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at September 27, 2025 and September 28, 2024.
The components of intangible assets are as follows:

		September 27, 2025		September 28, 2024
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$131,967	$(100,655)	$130,092	$(96,307)
Technology-related	9	77,172	(57,817)	68,275	(56,236)
Program-related	23	39,799	(26,476)	39,865	(24,887)
Marketing-related	8	21,387	(19,320)	22,141	(19,486)
Other	3	1,376	(1,332)	1,407	(1,385)
Intangible assets	12	$271,701	$(205,600)	$261,780	$(198,301)
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
Amortization of acquired intangible assets is as follows:

	2025	2024	2023
Acquired intangible asset amortization	$9,702	$10,131	$11,514
Based on acquired intangible assets recorded at September 27, 2025, amortization is estimated to be approximately:

	2026	2027	2028	2029	2030
Estimated future amortization of acquired intangible assets	$10,900	$9,900	$9,000	$7,400	$5,300

Note 9 - Equity Method and Other Investments
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Balance Sheets and consist of:

	September 27, 2025	September 28, 2024
Moog Aircraft Service Asia	$2,165	$1,742
Suffolk Technologies Fund 1, L.P.	3,113	1,659
Net investment balance	$5,278	$3,401
Income and losses from equity method investments and joint ventures are included in Other in the Consolidated Statement of Earnings. In 2025, we recognized income of $409. In 2024 and 2023, we recognized losses of $226 and $62, respectively.
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
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of September 27, 2025. In addition to the investment, we had a loan to HMS for $2,613, which we wrote off during 2023 and is included in Asset Impairment in the Consolidated Statements of Earnings.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for at historical cost or fair value using readily determinable financial information. In 2025, we recorded a $3,000 impairment for the devaluation of an investment, which is included in Asset impairment in the Consolidated Statements of Earnings. In 2024, we recorded an impairment for the devaluation of an investment of $5,294, which is included as asset impairment in the Consolidated Statements of Earnings. We had investments of $1,580 and $4,580 as of September 27, 2025 and September 28, 2024, respectively, which are included as Other assets in the Consolidated Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	September 27, 2025	September 28, 2024
U.S. revolving credit facility	$195,000	$375,500
Term loan	250,000	—
SECT revolving credit facility	1,000	1,000
Senior notes 4.25%	500,000	500,000
Senior debt	946,000	876,500
Less deferred debt issuance cost	(314)	(2,361)
Less current installments	(1,563)	—
Long-term debt	$944,123	$874,139
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding U.S revolving credit facility borrowings is 5.80% and is based on SOFR plus the applicable margin, which was 1.60% at September 27, 2025. On May 30, 2025, we amended and restated our loan agreement to include a $250,000 term loan, with installment payments of $3,125 in 2026, $9,375 in 2027 and the remaining balance on the maturity date of October 27, 2027. Additional principal payments may be required under certain conditions. The proceeds of the term loan were used to pay down outstanding revolver borrowings of the U.S. revolving credit facility. The interest rate on the term loan borrowings was 5.90% and is based on SOFR plus the applicable margin, which was 1.60% at September 27, 2025. The U.S. revolving credit facility and term loan are secured by substantially all of our U.S. assets and contain various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.
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
Maturities of long-term debt are:

	2026	2027	2028	2029	2030	Thereafter
Long-term debt maturities	$3,125	$10,375	$932,500	$—	$—	$—
At September 27, 2025, we had pledged assets with a net book value of $2,163,282 as security for long-term debt.
At September 27, 2025, we had $925,388 of unused short and long-term borrowing capacity, including $900,721 from the U.S. revolving credit facility.
Commitment fees are charged on some of these arrangements and on the U.S. revolving credit facility based on a percentage of the unused amounts available and are not material.

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	September 27, 2025	September 28, 2024
Employee benefits	$57,019	$55,032
Contract reserves	84,360	81,180
Warranty accrual	23,892	23,548
Accrued income taxes	30,392	51,058
Other	124,412	102,555
Other accrued liabilities	$320,075	$313,373
Activity in the warranty accrual is summarized as follows:

	2025	2024	2023
Warranty accrual at beginning of period	$23,548	$22,939	$23,072
Warranties issued during current period	8,060	9,953	11,227
Adjustments to pre-existing warranties	(2,824)	(1,830)	(350)
Reductions for settling warranties	(4,997)	(7,817)	(11,264)
Divestiture and held for sale adjustment	—	(33)	—
Foreign currency translation	105	336	254
Warranty accrual at end of period	$23,892	$23,548	$22,939

Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $35,620 at September 27, 2025. These contracts mature at various times through December 23, 2026.
Foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2025, 2024 or 2023.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $160,659 at September 27, 2025. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Statements of Earnings location	2025	2024	2023
Net gain
Foreign currency contracts	Other	$2,211	$5,121	$2,781
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	September 27, 2025	September 28, 2024
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$250	$—
Foreign currency contracts	Other assets	39	—
	Total asset derivatives	$289	$—
Foreign currency contracts	Other long-term liabilities	8	—
	Total liability derivatives	$8	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$648
Foreign currency contracts	Accrued liabilities and other	$1,502	$28

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	September 27, 2025	September 28, 2024
Foreign currency contracts	Other current assets	$250	$648
Foreign currency contracts	Other assets	39	—
	Total assets	$289	$648
Foreign currency contracts	Accrued liabilities and other	$1,502	$28
Foreign currency contracts	Other long-term liabilities	8	—
Acquisition contingent consideration	Accrued liabilities and other	473	2,839
	Total liabilities	$1,983	$2,867
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Statements of Earnings location	September 27, 2025	September 28, 2024
Balance at beginning of period		$2,839	$3,089
Increase in discounted future cash flows	Interest expense	—	237
Increase (decrease) in earn out provisions	Other	76	(487)
Settlements paid in cash		(2,442)	—
Balance at end of period		$473	$2,839
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 27, 2025, the fair value of long-term debt was $932,570 compared to its carrying value of $946,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

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
In 2023, we initiated restructuring actions in relation to portfolio shaping activities. These actions have and will result in workforce reductions, principally in the U.S. and Europe. The 2023 restructuring charge consists of $6,905 for severance and $1,092 for facility closure and other costs. The 2023 plan has elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $3,400.
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at October 1, 2022	$228	$229	$—	$6,678	$7,135
Charged to expense - 2023 plan	2,308	458	—	5,808	8,574
Adjustments to provision	(37)	(15)	—	(525)	(577)
Cash payments - 2023 plan	(678)	(95)	—	(1,450)	(2,223)
Cash payments - 2022 plan	(190)	(229)	—	(1885)	(2,304)
Cash payments - 2020 plan	—	—	—	(372)	(372)
Cash payments - 2018 plan	—	—	—	(359)	(359)
Foreign currency translation	(9)	(1)	—	313	303
Balance at October 1, 2023	1,622	347	—	8,208	10,177
Charged to expense - 2024 plan	6,307	3,973	1,237	10,282	21,799
Charged to expense - 2023 plan	—	—	—	3,766	3,766
Non-cash charges - 2024 plan	(4,907)	(733)	—	(2,635)	(8,275)
Adjustments to provision	(178)	(139)	—	(1,638)	(1,955)
Cash payments - 2024 plan	—	(2,616)	(477)	(3,740)	(6,833)
Cash payments - 2023 plan	(1444)	(208)	—	(4,014)	(5,666)
Cash payments - 2022 plan	—	—	—	(464)	(464)
Cash payments - 2020 plan	—	—	—	(485)	(485)
Cash payments - 2018 plan	—	—	—	(399)	(399)
Foreign currency translation	—	—	—	513	513
Balance at September 28, 2024	1,400	624	760	9,394	12,178
Charged to expense - 2024 plan	2,046	—	—	5,997	8,043
Charged to expense - 2023 plan	—	—	—	1,972	1,972
Non-cash charges - 2024 plan	(448)	—	—	(732)	(1,180)
Adjustments to provision	—	—	—	(697)	(697)
Cash payments - 2024 plan	(871)	(624)	(760)	(7,953)	(10,208)
Cash payments - 2023 plan	—	—	—	(1,277)	(1,277)
Cash payments - 2022 plan	—	—	—	(32)	(32)
Cash payments - 2020 plan	—	—	—	(170)	(170)
Cash payments - 2018 plan	—	—	—	(400)	(400)
Foreign currency translation	171	—	—	429	600
Balance at September 27, 2025	$2,298	$—	$—	$6,531	$8,829
As of September 27, 2025, the restructuring accrual consists $3,240 for the 2024 plan, $4,903 for the 2023 plan, $192 for the 2022 plan, $20 for the 2020 plan and $474 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve and the timing of the expected payments.

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
The RSP and RSP(+) includes an employee stock ownership feature. As one of the investment alternatives, participants in the RSP and RSP(+) can acquire our stock at market value. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 27, 2025, the participants in the RSP and RSP(+) owned 1,778,645 Class B shares.
Expense for all defined contribution plans consists of:

	2025	2024	2023
U.S. defined contribution plans	$50,900	$51,456	$45,868
Non-U.S. defined contribution plans	10,699	9,993	8,650
Total expense for defined contribution plans	$61,599	$61,449	$54,518

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$575,426	$494,876	$151,637	$130,174
Service cost	9,881	10,775	3,087	2,580
Interest cost	26,897	27,891	5,307	5,720
Contributions by plan participants	—	—	165	170
Actuarial (gains) losses	(25,562)	62,473	(8,581)	12,198
Foreign currency exchange impact	—	—	3,134	7,737
Benefits paid	(22,803)	(19,313)	(7,016)	(6,125)
Curtailments	—	—	—	(32)
Settlements	—	—	(892)	(565)
Other	(842)	(1,276)	(130)	(220)
Projected benefit obligation at measurement date	$562,997	$575,426	$146,711	$151,637
Change in plan assets:
Fair value of assets at prior year measurement date	$472,633	$392,444	$113,776	$97,184
Actual return on plan assets	22,105	94,443	760	9,883
Employer contributions	6,389	6,335	(4,443)	7,511
Contributions by plan participants	—	—	165	170
Benefits paid	(22,803)	(19,313)	(7,016)	(6,125)
Settlements	—	—	(892)	(565)
Foreign currency exchange impact	—	—	116	5,938
Other	(842)	(1,276)	(130)	(220)
Fair value of assets at measurement date	$477,482	$472,633	$102,336	$113,776
Funded status and amount recognized in assets and liabilities	$(85,515)	$(102,793)	$(44,375)	$(37,861)
Amount recognized in assets and liabilities:
Long-term assets	$—	$—	$15,254	$15,640
Current and long-term pension liabilities	(85,515)	(102,793)	(59,629)	(53,501)
Amount recognized in assets and liabilities	$(85,515)	$(102,793)	$(44,375)	$(37,861)
Amount recognized in AOCIL, before taxes:
Prior service cost (credit)	$—	$—	$683	$746
Actuarial losses	100,570	128,544	12,643	18,216
Amount recognized in AOCIL, before taxes	$100,570	$128,544	$13,326	$18,962
Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $676,061 in 2025 and $687,292 in 2024. At the measurement date in 2025, our plans had fair values of plan assets totaling $579,818. The following table provides aggregate information for the pension plans, which have accumulated benefit obligations in excess of plan assets:

	September 27, 2025	September 28, 2024
Accumulated benefit obligation	$144,215	$187,366
Fair value of plan assets	4,462	50,619

The following table provides aggregate information for the pension plans, which have projected benefit obligations in excess of plan assets:

	September 27, 2025	September 28, 2024
Projected benefit obligation	$664,656	$679,547
Fair value of plan assets	519,513	523,253
Weighted-average assumptions used to determine net periodic benefit cost and weighted-average assumptions used to determine benefit obligations as of the measurement dates are as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Assumptions for net periodic benefit cost:
Service cost discount rate	5.1%	6.0%	5.5%	2.9%	4.7%	4.5%
Interest cost discount rate	4.8%	5.8%	5.4%	4.0%	4.6%	4.5%
Return on assets	7.3%	7.3%	6.5%	4.2%	4.4%	4.3%
Rate of compensation increase	3.2%	3.8%	3.8%	2.5%	3.2%	3.2%
Assumptions for benefit obligations:
Discount rate	5.5%	5.0%	5.9%	4.8%	4.1%	4.7%
Rate of compensation increase	3.2%	3.2%	3.8%	2.5%	2.4%	3.2%
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
In determining our U.S. pension expense for 2025, we assumed an average rate of return on U.S. pension assets of approximately 7.3% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return was based on the actual asset allocation of 41% in equity securities and 59% in fixed income securities at September 28, 2024. In determining our non-U.S. pension expense for 2025, we assumed an average rate of return on non-U.S. pension assets of approximately 4.2% measured over a planning horizon with reasonable and acceptable levels of risk.

The weighted average asset allocations by asset category for the pension plans as of September 27, 2025 and September 28, 2024 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2025 Actual	2024 Actual	Target	2025 Actual	2024 Actual
Asset category:
Equity	47%-53%	49%	41%	15%-35%	24%	26%
Fixed Income	47%-53%	51%	59%	30%-50%	45%	43%
Other	—%	—%	—%	30%-40%	31%	31%
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

Unit linked funds: NAV value of the fund is calculated daily by the investment manager.

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

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 13 - Fair Value, as of September 27, 2025 and September 28, 2024.

U.S. Plans, September 27, 2025	Level 1	Level 2	Level 3	Total
Investments at fair value:
Money market funds	$—	$14,089	$—	$14,089
Cash and cash equivalents	—	8,000	—	8,000
Total investments in fair value hierarchy	—	22,089	—	22,089
Investments measured at NAV practical expedient (1)				455,393
Total investments at fair value	$—	$22,089	$—	$477,482

Non-U.S. Plans, September 27, 2025	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$2,474	$—	$2,474
Fixed income funds	—	5,227	—	5,227
Equity securities	6,116	—	—	6,116
Fixed income securities	—	22,228	—	22,228
Collective investment trusts	—	23,012	—	23,012
Unit linked funds	—	14,417	—	14,417
Money market funds	—	496	—	496
Cash and cash equivalents	1,320	—	—	1,320
Insurance contracts and other	—	—	27,046	27,046
Total investments at fair value	$7,436	$67,854	$27,046	$102,336

U.S. Plans, September 28, 2024	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$181,871	$—	$—	$181,871
Fixed income funds	153,575	—	—	153,575
Money market funds	—	7,834	—	7,834
Cash and cash equivalents	—	6,420	—	6,420
Total investments in fair value hierarchy	335,446	14,254	—	349,700
Investments measured at NAV practical expedient (1)				122,933
Total investments at fair value	$335,446	$14,254	$—	$472,633

Non-U.S. Plans, September 28, 2024	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$8,041	$—	$8,041
Fixed income funds	—	7,626	—	7,626
Equity securities	6,970	—	—	6,970
Fixed income securities	—	23,263	—	23,263
Collective investment trusts	—	22,788	—	22,788
Unit linked funds	—	12,164	—	12,164
Money market funds	—	1,224	—	1,224
Cash and cash equivalents	1,102	—	—	1,102
Insurance contracts and other	—	—	30,598	30,598
Total investments at fair value	$8,072	$75,106	$30,598	$113,776
(1)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.

The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

Non-U.S. Plans
Balance at September 30, 2023	$1,618
Return on assets	31
Purchases from contributions to Plans	28,524
Settlements paid in cash	(1,143)
Foreign currency translation	1,568
Balance at September 28, 2024	30,598
Return on assets	(1,418)
Purchases from contributions to Plans	1,164
Settlements paid in cash	(3,075)
Foreign currency translation	(223)
Balance at September 27, 2025	$27,046
The following table summarizes investments measured at fair value based on NAV per share as of September 27, 2025:

	Fair Value
	September 27, 2025	September 28, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Collective investment trusts	$446,595	$111,831	$—	Daily	1-5 days
Limited partnerships (1)	8,798	11,102	3,273	Varies	10-45 days
Total	$455,393	$122,933	$3,273
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
Expense for defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Service cost	$9,881	$10,775	$12,913	$3,087	$2,580	$2,674
Interest cost	26,897	27,891	28,112	5,307	5,720	5,448
Expected return on plan assets	(31,601)	(27,267)	(28,589)	(4,193)	(4,420)	(4,244)
Amortization of prior service cost	—	—	—	58	57	55
Amortization of actuarial loss	11,908	12,289	13,449	778	209	399
Settlement (gain) loss	—	—	12,542	(129)	(77)	(151)
Total expense for defined benefit plans	$17,085	$23,688	$38,427	$4,908	$4,069	$4,181

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2026	$24,959	$7,766
2027	27,607	7,643
2028	30,247	8,965
2029	33,786	9,044
2030	36,178	9,010
Five years thereafter	201,660	45,850
We presently anticipate contributing approximately $5,700 to the SERP Trust for the non-qualified plan and $4,500 to the non-U.S. plans in 2026.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The changes in the accumulated benefit obligation of this unfunded plan for 2025 and 2024 are shown in the following table:

	September 27, 2025	September 28, 2024
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$2,253	$2,840
Service cost	6	11
Interest cost	88	144
Contributions by plan participants	328	382
Benefits paid	(828)	(798)
Actuarial (gains) losses	(36)	(326)
APBO at measurement date	$1,811	$2,253
Funded status	$(1,811)	$(2,253)
Accrued postretirement benefit liability	$1,811	$2,253
Amount recognized in AOCIL, before taxes:
Actuarial gains	2,362	3,717
Amount recognized in AOCIL, before taxes	$2,362	$3,717
The cost of the postretirement benefit plan is as follows:

	2025	2024	2023
Service cost	$6	$11	$16
Interest cost	88	144	166
Amortization of actuarial gain	(1,391)	(1,861)	(2,321)
Net periodic postretirement benefit income	$(1,297)	$(1,706)	$(2,139)
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 4.7% in 2025, 4.5% in 2024 and 5.6% in 2023. The assumed service cost discount rate and interest cost discount rate used in the accounting for the net periodic postretirement benefit cost were 4.3% and 4.4%, respectively in 2025, 5.4% and 5.7%, respectively in 2024 and 5.1% and 5.1%, respectively in 2023.
For measurement purposes, a 8.0% annual per capita rate of increase of medical and drug costs were assumed for 2026, gradually decreasing to 4.5% for 2035 and years thereafter.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $52,100, $46,424 and $38,702 in 2025, 2024 and 2023, respectively.

Note 16 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2025	2024	2023
Earnings before income taxes:
Domestic	$167,179	$186,376	$140,708
Foreign	145,469	83,370	80,812
Total	$312,648	$269,746	$221,520
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Impacts of Tax Act	0.2%	(1.2)%	(0.7)%
Tax on foreign earnings	1.3%	0.8%	0.9%
R&D and foreign tax credits	(3.8)%	(4.3)%	(6.2)%
Divestiture impacts	0.4%	0.5%	—%
Foreign tax rates	3.8%	2.7%	6.6%
Equity-based compensation and benefits	—%	0.2%	0.5%
Unrecognized tax benefits	—%	—%	(0.5)%
Change in valuation allowance for deferred taxes	0.5%	1.7%	(0.8)%
State taxes, net of federal benefit	0.5%	0.8%	0.2%
Other	0.9%	0.4%	(0.1)%
Effective income tax rate	24.8%	22.6%	20.9%
Our accounting policy is to treat tax on the Global Intangible Low-Tax Income ("GILTI") as a current period cost included in tax expense the year incurred. As such, we don't measure the impact of the GILTI in our determination of deferred taxes.
During 2025, 2024 and 2023, we repatriated available unremitted earnings from various foreign subsidiaries that were previously taxed of $111,646, $37,259 and $39,156, respectively. We do not assert indefinite reinvestment on unremitted earnings and therefore we record a liability related to the remaining unremitted earnings generated by the foreign subsidiaries. As of September 27, 2025, we have recorded a deferred tax liability of $9,305, which represents the future tax consequences upon ultimate repatriation of the unremitted earnings. We continue to be permanently reinvested in outside basis differences other than the unremitted earnings as we have no plans to liquidate or sell those foreign subsidiaries. In addition, we have not provided for deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
The components of income taxes are as follows:

	2025	2024	2023
Current:
Federal	$30,351	$50,813	$42,289
Foreign	48,018	31,210	32,374
State	5,795	8,588	6,696
Total current	84,164	90,611	81,359
Deferred:
Federal	(10,142)	(29,268)	(30,344)
Foreign	4,197	2,589	686
State	(599)	(2,972)	(5,337)
Total deferred	(6,544)	(29,651)	(34,995)
Income taxes	$77,620	$60,960	$46,364
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

The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	September 27, 2025	September 28, 2024
Deferred tax assets:
Research and development	$86,109	$64,530
Benefit accruals	46,669	54,667
Inventory reserves	28,139	28,435
Tax benefit carryforwards	13,180	18,034
Contract reserves not currently deductible	18,713	18,169
Lease liability	15,756	16,191
Other accrued expenses	—	2,835
Total gross deferred tax assets	208,566	202,861
Less valuation allowance	(12,317)	(10,905)
Total net deferred tax assets	$196,249	$191,956
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	$189,878	$178,868
Pension	14,881	16,856
Other	1,631	—
Total gross deferred tax liabilities	206,390	195,724
Net deferred tax liabilities	$(10,141)	$(3,768)
Deferred tax assets and liabilities are reported in separate captions on the Consolidated Balance Sheets.
At September 27, 2025, we have $506 of federal tax credit carryforward with expirations of 2033 and 2034 and $10,403 state tax credit carryforward with expirations of 2027 to indefinite life. The change in the valuation allowance primarily relates to tax benefit carryforwards that were generated in 2025 but not expected to be realized.
We record unrecognized tax benefits as liabilities and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Further, we record interest and penalties related to unrecognized tax benefits in income tax expense. During the period ended September 30, 2023, we recorded a $1,072 benefit for the reversal of our uncertain tax positions as a result of updated guidance. As of September 28, 2024 and September 27, 2025 we have no uncertain tax positions.
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in significant jurisdictions for tax years before 2022. The statute of limitations in several jurisdictions will expire in the next twelve months and we will have no unrecognized tax benefits recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
During October 2021, the Organization for Economic Cooperation and Development ("OECD") passed Pillar Two, an inclusive framework on Base Erosion and Profit Sharing, which would enact a minimum 15% tax for large multinational companies. Many countries are considering changes to their tax laws or proposing new tax laws to align with the recommendations that have been made by the OECD regarding Pillar Two. The Company is closely monitoring developments and evaluating the potential impacts that Pillar Two will have on future periods, including the qualification for safe harbor. As of September 27, 2025, the Company has not recorded a material top-up tax related to Pillar Two.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the expansion of bonus depreciation, immediate expensing of domestic R&D costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act allowed the Company to take 100% tax deduction on certain fixed assets that were placed in service after January 19, 2025. Other than accelerated tax depreciation, the Act did not have a material impact on the Company financial position and results of operations as of and for the year ended September 27, 2025.

Note 17 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	2025	2024	2023
Basic weighted-average shares outstanding	31,680,280	31,954,689	31,831,687
Dilutive effect of equity-based awards	402,321	404,649	212,539
Diluted weighted-average shares outstanding	32,082,601	32,359,338	32,044,226
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
Class A shares and Class B shares reserved for issuance at September 27, 2025 are as follows:

Shares
Conversion of Class B to Class A shares	7,416,255
Employee Stock Purchase Plan	1,073,204
2025 Long Term Incentive Plan	1,500,000
2014 Long Term Incentive Plan	1,503,804
2008 Stock Appreciation Rights Plan	979,995
Class A and B shares reserved for issuance	12,473,258
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
We issue common stock under our equity-based compensation plans from treasury stock or from stock held by the SECT. As of September 27, 2025, in addition to the shares reserved for issuance upon the exercise of outstanding equity awards, there were 1,458,225 shares authorized for awards that may be granted in the future under the 2025 Long Term Incentive Plan, assuming performance-based awards currently outstanding are all settled at the targeted payout.
On November 20, 2020, the Board of Directors authorized a new share repurchase program to replace the previously existing share repurchase program. This program authorizes repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 3,000,000 common shares. Shares acquired by the SECT or the SERP Trust are not included in this program. During 2025, we repurchased 511,974 of our Class A and B common stock for $100,705. During 2024, there were no repurchases of our Class A and B common stock. During 2023, we repurchased 97,849 of our Class A and B common stock for $7,697. As of September 27, 2025, the total remaining authorization for future common share repurchases under our program is 1,660,107 shares.

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
The 2014 Long Term Incentive Plan ("2014 Plan") authorizes the issuance of a total of 2,000,000 shares of either Class A or Class B common stock. The 2014 Plan is intended to provide a flexible framework that permits the development and implementation of a variety of equity-based programs that base awards on key performance metrics as well as align our long term incentive compensation with our peers and shareholder interests. The LTI awards granted in 2025 were granted pursuant the terms of the 2014 Plan.
In February 2025, the 2025 LTI Plan ("2025 Plan") was approved by shareholders, providing for the grant of awards covering 1,500,000 Class A or Class B shares of stock. The 2025 Plan was implemented to provide a flexible framework that permits the development and implementation of a variety of stock-based programs based on the changing needs of Moog, its competitive market and the regulatory climate. The 2025 Plan is a successor to the 2014 Plan. No additional grants shall be made under the 2014 Plan on and after the effective date of the 2025 Plan. Outstanding awards granted under the 2014 Plan continue in effect according to their terms.
During 2025, we granted awards in the form of performance-based restricted stock units ("PSUs"), time vested restricted stock units ("TVAs") and restricted stock awards ("RSAs"). The compensation cost for employee and non-employee director equity-based compensation programs for all current and prior year awards granted are as follows:

	2025	2024	2023
Performance-based restricted stock units	$6,740	$5,994	$2,479
Employee stock purchase plan	4,761	3,718	2,956
Time vested restricted stock units	3,994	3,223	2,461
Restricted stock awards	1,126	1,151	1,102
Stock appreciation rights	88	872	1,584
Total compensation cost before income taxes	$16,709	$14,958	$10,582
Income tax benefit	$1,417	$2,091	$1,156

Restricted Stock Units

Performance-Based Awards
PSU awards consist of shares of our stock which are payable upon the determination that we achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2025 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a cliff vesting schedule of three years; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) may receive an amount of the award based on the terms and conditions of the agreement.
PSUs are as follows:

Performance-Based Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested at September 28, 2024	76,771	$105.67
Granted in 2025	25,728	207.10
Vested in 2025	(38,596)	86.97
Forfeited in 2025	(2,973)	111.02
Nonvested at September 27, 2025	60,930	$160.08

As of September 27, 2025, total unvested compensation expense associated with nonvested PSUs amounted to $5,201 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for PSU awards granted in 2023 that vested based on the achievement of performance targets in 2025, will be approximately 57,600 shares.
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

TVAs are as follows:

Time Vested Restricted Stock Units	Number of Awards	Weighted- Average Fair Value
Nonvested at September 28, 2024	39,113	$198.29
Granted in 2025	24,659	207.10
Vested in 2025	(15,947)	214.03
Forfeited in 2025	(2,674)	173.99
Decrease due to fair value change in 2025	(1,446)	n/a
Nonvested at September 27, 2025	43,705	$206.00
As of September 27, 2025, total unvested compensation expense associated with nonvested TVAs amounted to $5,559 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for TVAs that are expected to vest in 2025 from time based service conditions is approximately 16,200 shares, based on our closing price of Class B common stock of $206.00 as of September 27, 2025.
Restricted Stock Awards
The fair value of each RSA granted is equal to the fair market value of our common stock on the date of grant. These shares vest and are issued upon grant. There were 5,436 RSAs granted and vested in 2025 at a price of $207.10 resulting in a fair value of the RSAs vested of $1,126.
Employee Stock Purchase Plan
Shares and the weighted-average price per share associated with the ESPP are as follows:

Employee Stock Purchase Plan	2025	2024	2023
Shares issued	110,984	126,355	155,704
Weighted-average price per share	$147.97	$105.18	$70.91

Stock Appreciation Rights
The fair value of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model. In 2025, there were no SARs granted. The number of shares received upon the exercise of a SAR is equal in value to the difference between the fair market value of the common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the grant date. The exercise price of SARs and options, determined by a committee of the Board of Directors, may not be less than the fair value of the common stock on the grant date.
SARs are as follows:

Stock Appreciation Rights	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 28, 2024	550,018	$78.18
Exercised in 2025	(80,252)	72.44
Forfeited in 2025	(165)	83.00
Outstanding at September 27, 2025	469,601	$79.16	3.44	$59,547
Exercisable at September 27, 2025	469,601	$79.16	3.44	$59,547
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $204.64 and Class B common stock of $206.00 as of September 27, 2025. That value would have been effectively received by the SAR holders had all SARs been exercised as of that date.
The intrinsic value of awards exercised and fair value of awards vested are as follows:

Stock Appreciation Rights	2025	2024	2023
Intrinsic value of SARs exercised	$10,230	$13,413	$5,596
Total fair value of SARs vested	$741	$1,511	$2,426
As of September 27, 2025, there is no unvested compensation expense associated with SARs.
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

Note 21 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2023	$(140,477)	$(113,605)	$(518)	$(254,600)
OCI before reclassifications	44,966	(1,811)	69	43,224
Amounts reclassified from AOCIL	(11)	8,126	449	8,564
OCI, net of tax	44,955	6,315	518	51,788
AOCIL at September 28, 2024	(95,522)	(107,290)	—	(202,812)
OCI before reclassifications	8,252	15,334	617	24,203
Amounts reclassified from AOCIL	12,656	8,644	(410)	20,890
OCI, net of tax	20,908	23,978	207	45,093
AOCIL at September 27, 2025	$(74,614)	$(83,312)	$207	$(157,719)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

	Statements of Earnings location	2025	2024
Retirement liability:
Prior service cost		$58	$57
Actuarial losses		11,295	10,637
Settlement loss		(129)	(77)
Reclassification from AOCIL into earnings		11,224	10,617
Tax effect		(2,580)	(2,491)
Net reclassification from AOCIL into earnings		$8,644	$8,126
Derivatives:
Foreign currency contracts	Cost of sales	$(536)	$588
Reclassification from AOCIL into earnings		(536)	588
Tax effect		126	(139)
Net reclassification from AOCIL into earnings		$(410)	$449
Foreign currency translation:
Business dispositions	Other	$12,656	$(11)
Reclassification from AOCIL into earnings		12,656	(11)
Tax effect		—	—
Net reclassification from AOCIL into earnings		$12,656	$(11)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other and Pension settlement on the Consolidated Statements of Earnings

The effective portion of amounts deferred in AOCIL are as follows:

	2025	2024
Retirement liability:
Net actuarial gain (loss) during period	$20,190	$(1,546)
Tax effect	(4,856)	(265)
Net deferral in AOCIL of retirement liability	$15,334	$(1,811)
Derivatives:
Foreign currency contracts	$807	$90
Net gain	807	90
Tax effect	(190)	(21)
Net deferral in AOCIL of derivatives	$617	$69
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
Our military production programs include the F-35 Joint Strike Fighter and we are currently working on the development of the Textron Bell MV-75 and other classified funded development military programs.
Aftermarket sales, which represented 23%, 23% and 26% of 2025, 2024 and 2023 sales, respectively, consist of the maintenance, upgrades, spares, repairs and overhauls for military depots and existing fleets.
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
Aftermarket sales, which represented 37%, 33% and 34% of 2025, 2024 and 2023 sales, respectively, consist of support for the maintenance, upgrades, spares, repairs and overhauls for aircraft operators worldwide.
Industrial. We provide customized, high-performance motion control components and systems for industrial automation, medical, simulation and test and energy applications.
Our offerings include precision components used in heavy machinery, medical devices and components, power generation products, as well as simulation platforms for flight training and material testing applications.

Disaggregation of net sales by segment are as follows:

Market Type	2025	2024	2023
Net sales:
Space	$474,517	$434,936	$407,009
Defense	638,511	583,212	540,242
Space and Defense	1,113,028	1,018,148	947,251
Original Equipment Manufacturers	687,261	624,575	536,562
Aftermarket	200,875	186,991	183,770
Military Aircraft	888,136	811,566	720,332
Original Equipment Manufacturers	572,971	524,699	431,521
Aftermarket	330,908	263,401	234,362
Commercial Aircraft	903,879	788,100	665,883
Energy	141,679	137,854	123,864
Industrial Automation	401,697	443,580	485,502
Simulation and Test	141,551	155,889	124,980
Medical	270,654	253,823	248,378
Industrial	955,581	991,146	982,724
Net sales	$3,860,624	$3,608,960	$3,316,190

Customer Type	2025	2024	2023
Net sales:
Commercial	$187,528	$172,829	$112,777
U.S. Government (including OEM)	798,956	754,057	778,229
Other	126,544	91,262	56,245
Space and Defense	1,113,028	1,018,148	947,251
U.S. Government (including OEM)	657,813	582,688	505,794
Other	230,323	228,878	214,538
Military Aircraft	888,136	811,566	720,332
Commercial	853,045	751,110	632,878
Other	50,834	36,990	33,005
Commercial Aircraft	903,879	788,100	665,883
Commercial	933,664	971,868	965,867
U.S. Government (including OEM)	4,648	10,438	5,204
Other	17,269	8,840	11,653
Industrial	955,581	991,146	982,724
Commercial	1,974,237	1,895,807	1,711,522
U.S. Government (including OEM)	1,461,417	1,347,183	1,289,227
Other	424,970	365,970	315,441
Net sales	$3,860,624	$3,608,960	$3,316,190

Revenue Recognition Method	2025	2024	2023
Net sales:
Over-time	$997,351	$909,638	$883,727
Point in time	115,677	108,510	63,524
Space and Defense	1,113,028	1,018,148	947,251
Over-time	732,837	656,576	602,333
Point in time	155,299	154,990	117,999
Military Aircraft	888,136	811,566	720,332
Over-time	636,760	587,233	497,221
Point in time	267,119	200,867	168,662
Commercial Aircraft	903,879	788,100	665,883
Over-time	114,699	142,425	137,338
Point in time	840,882	848,721	845,386
Industrial	955,581	991,146	982,724
Over-time	2,481,647	2,295,872	2,120,619
Point in time	1,378,977	1,313,088	1,195,571
Net sales	$3,860,624	$3,608,960	$3,316,190
Sales to Boeing were $396,784, $417,275 and $349,961, or 10%, 12% and 11% of sales, in 2025, 2024 and 2023, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing are made primarily from our Military Aircraft and Space and Defense segments and are included in the Customer Type table above.

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM is responsible for allocating resources and assessing performance based on the segment’s operating profit or loss, among other considerations. Segment operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly attributable to the respective segment or allocated on the basis of sales, headcount or profit.
We report results to our CODM under our four segments identified as Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Disaggregation of operating results by segment and reconciliations to consolidated amounts are as follows:

	Fiscal Year Ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 30, 2023
Net sales:
Space and Defense	$1,113,028	$1,018,148	$947,251
Military Aircraft	888,136	811,566	720,332
Commercial Aircraft	903,879	788,100	665,883
Industrial	955,581	991,146	982,724
Total net sales	$3,860,624	$3,608,960	$3,316,190
Cost of sales:
Space and Defense	$800,982	$734,844	$718,545
Military Aircraft	656,054	604,285	552,268
Commercial Aircraft	720,296	617,858	505,884
Industrial	617,470	632,538	637,393
Total cost of sales	$2,794,802	$2,589,525	$2,414,090
Inventory write-down:
Space and Defense	$939	$1,918	$—
Military Aircraft	1,625	175	1,616
Commercial Aircraft	—	—	—
Industrial	5,910	4,934	2,729
Total inventory write-down	$8,474	$7,027	$4,345
Research and development:
Space and Defense	$25,511	$26,084	$16,736
Military Aircraft	24,549	23,475	33,941
Commercial Aircraft	7,798	11,930	9,485
Industrial	35,813	51,284	46,389
Total research and development	$93,671	$112,773	$106,551
Selling, general and administrative:
Space and Defense	$152,820	$122,568	$112,426
Military Aircraft	108,902	89,779	70,882
Commercial Aircraft	65,605	59,170	65,700
Industrial	176,363	182,005	189,511
Selling, general and administrative for reportable segments	$503,690	$453,522	$438,519
Corporate expenses	33,570	32,772	25,836
Equity based compensation expense	16,708	14,959	10,582
Total selling, general and administrative	$553,968	$501,253	$474,937
Other operating (income) expenses:
Space and Defense	$1,639	$5,849	$3,437
Military Aircraft	(1,751)	8,349	1,000
Commercial Aircraft	(1,613)	265	(1,223)
Industrial	12,106	27,185	5,433
Total other operating expenses	$10,381	$41,648	$8,647

Other segment operating income and expenses include restructuring, asset impairments, fair value adjustments, gains or losses on business disposals, royalty income and miscellaneous income and expenses.

	2025	2024	2023
Operating profit:
Space and Defense	$131,137	$126,885	$96,107
Military Aircraft	98,757	85,503	60,625
Commercial Aircraft	111,793	98,877	86,037
Industrial	107,919	93,200	101,269
Total operating profit	449,606	404,465	344,038
Deductions from operating profit:
Interest expense	72,075	66,330	59,838
Equity-based compensation expense	16,708	14,959	10,582
Pension settlement	—	—	12,542
Non-service pension expense	7,719	12,685	12,324
Corporate and other expenses, net	40,456	40,745	27,232
Earnings before income taxes	$312,648	$269,746	$221,520
Depreciation and amortization:
Space and Defense	$24,937	$21,895	$20,067
Military Aircraft	34,424	31,327	30,449
Commercial Aircraft	18,780	16,116	12,678
Industrial	25,420	26,482	25,897
Corporate	167	207	213
Total depreciation and amortization	$103,728	$96,027	$89,304
Identifiable assets:
Space and Defense	$1,213,618	$1,035,716	$1,011,724
Military Aircraft	1,041,046	961,056	866,590
Commercial Aircraft	1,052,419	953,053	779,949
Industrial	1,102,533	1,098,953	1,086,818
Corporate	16,439	28,869	23,266
Total assets	$4,426,055	$4,077,647	$3,768,347
Capital expenditures:
Space and Defense	$59,162	$47,170	$66,613
Military Aircraft	37,422	52,741	47,699
Commercial Aircraft	23,283	28,750	31,887
Industrial	24,787	23,290	30,949
Corporate	77	44	161
Total capital expenditures	$144,731	$151,995	$177,309
Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2025	2024	2023
Net sales:
United States	$2,432,811	$2,319,352	$2,153,121
Germany	247,354	164,794	203,661
Other	1,180,459	1,124,814	959,408
Net sales	$3,860,624	$3,608,960	$3,316,190
Property, plant and equipment, net:
United States	$704,707	$636,828	$546,335
United Kingdom	138,168	128,363	126,059
Other	177,031	163,397	153,866
Property, plant and equipment, net	$1,019,906	$928,588	$826,260

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
In the ordinary course of business we could be subject to ongoing claims or disputes from our customers, the ultimate settlement of which could have a material adverse impact on our consolidated results of operations. While the receivables and any loss provisions recorded to date reflect management's best estimate of the projected costs to complete a given project, there is still significant effort required to complete the ultimate deliverable. Future variability in internal cost and future profitability is dependent upon a number of factors including deliveries, performance and government budgetary pressures. The inability to achieve a satisfactory contractual solution, further unplanned delays, additional developmental cost growth or variations in any of the estimates used in the existing contract analysis could lead to further loss provisions. Additional losses could have a material adverse impact on our financial condition, results of operations or cash flows in the period in which the loss may be recognized. In the fourth quarter of 2025 we incurred $10,455 of charges related to a dispute with a customer, which are unique and outside the ordinary course of business. The charges consist of settlement costs and legal services.
We are contingently liable for $15,055 related to standby letters of credit issued by banks to third parties on our behalf at September 27, 2025. Purchase commitments outstanding at September 27, 2025 are $1,250,355 including $78,207 for property, plant and equipment.
Note 24 - Subsequent Events
On November 20, 2025, the Board of Directors declared a $0.29 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on December 17, 2025 to shareholders of record at the close of business on December 8, 2025.

Note 25 - Revision of Previously Issued Consolidated Financial Statements
As discussed in Note 1, we identified misstatements in our consolidated financial statements for 2023, 2024 and 2025. As a result, we revised our annual consolidated financial statements for 2023 and 2024 and our quarterly consolidated condensed financial statements for 2024 and 2025. Basic and diluted net earnings per share may not sum across due to rounding. A summary of the corrections are as follows:

Consolidated Statement of Earnings
	Fiscal Year Ended September 30, 2023
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised
Net sales	$3,319,122	$(2,932)	$3,316,190
Cost of sales	2,423,245	(9,155)	2,414,090
Inventory write-down	4,345	—	4,345
Gross profit	891,532	6,223	897,755
Research and development	106,551	—	106,551
Selling, general and administrative	469,836	5,101	474,937
Interest	63,578	(3,740)	59,838
Asset impairment and fair value adjustment	14,628	—	14,628
Restructuring	7,997	—	7,997
Loss on sale of businesses	900	—	900
Gain on sale of buildings	(10,030)	—	(10,030)
Pension settlement	12,542	—	12,542
Other	9,478	(606)	8,872
Earnings before income taxes	216,052	5,468	221,520
Income taxes	45,054	1,310	46,364
Net earnings	$170,998	$4,158	$175,156

Net earnings per share
Basic	$5.37	$0.13	$5.50
Diluted	$5.34	$0.13	$5.47

Consolidated Statement of Comprehensive Income
	Fiscal Year Ended September 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
Net earnings	$170,998	$4,158	$175,156
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	41,538	9	41,547
Retirement liability adjustment	11,626	—	11,626
Change in accumulated gain (loss) on derivatives	3,269	—	3,269
Other comprehensive income (loss), net of tax	56,433	9	56,442
Comprehensive income	$227,431	$4,167	$231,598

Consolidated Balance Sheet
	September 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$68,959	$—	$68,959
Restricted cash	185	—	185
Receivables, net	434,723	12,700	447,423
Unbilled receivables	706,601	(71,814)	634,787
Inventories, net	724,002	(5,513)	718,489
Prepaid expenses and other current assets	50,862	13,400	64,262
Total current assets	1,985,332	(51,227)	1,934,105
Property, plant and equipment, net	814,696	11,564	826,260
Operating lease right-of-use assets	56,067	—	56,067
Goodwill	821,301	—	821,301
Intangible assets, net	71,637	—	71,637
Deferred income taxes	8,749	(26)	8,723
Other assets	50,254	—	50,254
Total assets	$3,808,036	$(39,689)	$3,768,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$264,573	$900	$265,473
Accrued compensation	111,154	1,500	112,654
Contract advances and progress billings	377,977	(40,270)	337,707
Accrued liabilities and other	211,769	30,044	241,813
Total current liabilities	965,473	(7,826)	957,647
Long-term debt, excluding current installments	863,092	—	863,092
Long-term pension and retirement obligations	157,455	—	157,455
Deferred income taxes	37,626	(4,151)	33,475
Other long-term liabilities	148,303	6,618	154,921
Total liabilities	2,171,949	(5,359)	2,166,590
Shareholders’ equity
Common stock - Class A	43,822	—	43,822
Common stock - Class B	7,458	—	7,458
Additional paid-in capital	608,270	—	608,270
Retained earnings	2,496,979	(34,339)	2,462,640
Treasury shares	(1,057,938)	—	(1,057,938)
Stock Employee Compensation Trust	(114,769)	—	(114,769)
Supplemental Retirement Plan Trust	(93,126)	—	(93,126)
Accumulated other comprehensive loss	(254,609)	9	(254,600)
Total shareholders’ equity	1,636,087	(34,330)	1,601,757
Total liabilities and shareholders’ equity	$3,808,036	$(39,689)	$3,768,347

Consolidated Statement of Shareholders' Equity
	Fiscal Year Ended September 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	516,123	—	516,123
Issuance of treasury shares	7,852	—	7,852
Equity-based compensation expense	8,119	—	8,119
Adjustment to market - SECT and SERP	76,176	—	76,176
End of year	608,270	—	608,270
RETAINED EARNINGS
Beginning of year	2,360,055	(38,497)	2,321,558
Net earnings	170,998	4,158	175,156
Dividends	(34,074)	—	(34,074)
End of year	2,496,979	(34,339)	2,462,640
TREASURY SHARES AT COST
Beginning of year	(1,047,012)	—	(1,047,012)
Class A and B shares issued related to compensation	16,107	—	16,107
Class A and B shares purchased	(27,033)	—	(27,033)
End of year	(1,057,938)	—	(1,057,938)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(73,602)	—	(73,602)
Issuance of shares	15,713	—	15,713
Purchase of shares	(14,841)	—	(14,841)
Adjustment to market	(42,039)	—	(42,039)
End of year	(114,769)	—	(114,769)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(58,989)	—	(58,989)
Adjustment to market	(34,137)	—	(34,137)
End of year	(93,126)	—	(93,126)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(311,042)	—	(311,042)
Other comprehensive income (loss)	56,433	9	56,442
End of year	(254,609)	9	(254,600)
TOTAL SHAREHOLDERS’ EQUITY	$1,636,087	$(34,330)	$1,601,757

Consolidated Statement of Cash Flows
	Fiscal Year Ended September 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$170,998	$4,158	$175,156
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	78,692	(929)	77,763
Amortization	11,541	—	11,541
Deferred income taxes	(35,531)	534	(34,997)
Equity-based compensation expense	10,582	—	10,582
Loss on sale of businesses	900	—	900
Asset impairment and inventory write-down	18,973	—	18,973
Gain on sale of buildings	(10,030)	—	(10,030)
Pension settlement	12,542	—	12,542
Other	6,244	—	6,244
Changes in assets and liabilities providing (using) cash:
Receivables	(56,575)	(12,700)	(69,275)
Unbilled receivables	(87,915)	52,492	(35,423)
Inventories	(130,378)	2,936	(127,442)
Accounts payable	28,641	—	28,641
Contract advances and progress billings	79,983	(40,535)	39,448
Accrued expenses	(1,692)	(1,493)	(3,185)
Accrued income taxes	22,869	775	23,644
Net pension and post retirement liabilities	13,940	—	13,940
Other assets and liabilities	2,151	(1,522)	629
Net cash provided (used) by operating activities	135,935	3,716	139,651
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(173,286)	(4,023)	(177,309)
Net proceeds from businesses sold	1,892	—	1,892
Net proceeds from buildings sold	19,702	—	19,702
Other investing transactions	(11,455)	—	(11,455)
Net cash provided (used) by investing activities	(163,147)	(4,023)	(167,170)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	1,044,101	—	1,044,101
Payments on revolving lines of credit	(1,017,420)	—	(1,017,420)
Payments on long-term debt	(916)	—	(916)
Payments on finance lease obligations	(4,620)	307	(4,313)
Payment of dividends	(34,074)	—	(34,074)
Proceeds from sale of treasury stock	19,785	—	19,785
Purchase of outstanding shares for treasury	(29,306)	—	(29,306)
Proceeds from sale of stock held by SECT	15,713	—	15,713
Purchase of stock held by SECT	(14,251)	—	(14,251)
Other financing transactions	(2,027)	—	(2,027)
Net cash provided (used) by financing activities	(23,015)	307	(22,708)
Effect of exchange rate changes on cash	2,043	—	2,043
Increase (decrease) in cash, cash equivalents and restricted cash	(48,184)	—	(48,184)
Cash, cash equivalents and restricted cash at beginning of year	117,328	—	117,328
Cash, cash equivalents and restricted cash at end of year	$69,144	$—	$69,144
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$63,193	$(3,740)	$59,453
Income taxes paid, net of refunds	69,253	—	69,253
Treasury shares issued as compensation	4,174	—	4,174
Assets acquired through lease financing	61,805	2,229	64,034

Consolidated Condensed Statement of Earnings
	Three Months Ended
	December 30, 2023
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised
Net sales	$856,850	$(1,628)	$855,222
Cost of sales	623,651	(9,859)	613,792
Inventory write-down	—	—	—
Gross profit	233,199	8,231	241,430
Research and development	30,579	—	30,579
Selling, general and administrative	118,725	2,033	120,758
Interest	16,694	(1,547)	15,147
Restructuring	1,889	—	1,889
Other	2,701	1,456	4,157
Earnings before income taxes	62,611	6,289	68,900
Income taxes	14,799	1,466	16,265
Net earnings	$47,812	$4,823	$52,635

Net earnings per share
Basic	$1.50	$0.15	$1.65
Diluted	$1.48	$0.15	$1.63

Consolidated Condensed Statement of Comprehensive Income
	Three Months Ended
	December 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
Net earnings	$47,812	$4,823	$52,635
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	31,013	31	31,044
Retirement liability adjustment	1,678	—	1,678
Change in accumulated gain (loss) on derivatives	318	—	318
Other comprehensive income (loss), net of tax	33,009	31	33,040
Comprehensive income	$80,821	$4,854	$85,675

Consolidated Condensed Balance Sheet
	December 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$126,398	$—	$126,398
Restricted cash	430	—	430
Receivables, net	381,609	—	381,609
Unbilled receivables	760,561	(17,064)	743,497
Inventories, net	788,040	(4,372)	783,668
Prepaid expenses and other current assets	59,577	—	59,577
Total current assets	2,116,615	(21,436)	2,095,179
Property, plant and equipment, net	842,682	13,780	856,462
Operating lease right-of-use assets	59,489	—	59,489
Goodwill	833,413	—	833,413
Intangible assets, net	72,663	—	72,663
Deferred income taxes	9,284	(34)	9,250
Other assets	53,809	—	53,809
Total assets	$3,987,955	$(7,690)	$3,980,265
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$261,155	$900	$262,055
Accrued compensation	64,099	1,850	65,949
Contract advances and progress billings	445,706	841	446,547
Accrued liabilities and other	238,871	14,272	253,143
Total current liabilities	1,009,831	17,863	1,027,694
Long-term debt, excluding current installments	920,103	—	920,103
Long-term pension and retirement obligations	160,825	—	160,825
Deferred income taxes	35,214	(3,128)	32,086
Other long-term liabilities	154,765	7,051	161,816
Total liabilities	2,280,738	21,786	2,302,524
Shareholders’ equity
Common stock - Class A	43,826	—	43,826
Common stock - Class B	7,454	—	7,454
Additional paid-in capital	673,261	—	673,261
Retained earnings	2,536,172	(29,516)	2,506,656
Treasury shares	(1,065,654)	—	(1,065,654)
Stock Employee Compensation Trust	(146,373)	—	(146,373)
Supplemental Retirement Plan Trust	(119,869)	—	(119,869)
Accumulated other comprehensive loss	(221,600)	40	(221,560)
Total shareholders’ equity	1,707,217	(29,476)	1,677,741
Total liabilities and shareholders’ equity	$3,987,955	$(7,690)	$3,980,265

Consolidated Condensed Statement of Shareholders' Equity
	Three Months Ended
	December 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	608,270	—	608,270
Issuance of treasury shares	2,160	—	2,160
Equity-based compensation expense	3,454	—	3,454
Adjustment to market - SECT and SERP	59,377	—	59,377
End of year	673,261	—	673,261
RETAINED EARNINGS
Beginning of year	2,496,979	(34,339)	2,462,640
Net earnings	47,812	4,823	52,635
Dividends	(8,619)	—	(8,619)
End of year	2,536,172	(29,516)	2,506,656
TREASURY SHARES AT COST
Beginning of year	(1,057,938)	—	(1,057,938)
Class A and B shares issued related to compensation	995	—	995
Class A and B shares purchased	(8,711)	—	(8,711)
End of year	(1,065,654)	—	(1,065,654)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(114,769)	—	(114,769)
Issuance of shares	5,001	—	5,001
Purchase of shares	(3,971)	—	(3,971)
Adjustment to market	(32,634)	—	(32,634)
End of year	(146,373)	—	(146,373)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(93,126)	—	(93,126)
Adjustment to market	(26,743)	—	(26,743)
End of year	(119,869)	—	(119,869)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(254,609)	9	(254,600)
Other comprehensive income (loss)	33,009	31	33,040
End of year	(221,600)	40	(221,560)
TOTAL SHAREHOLDERS’ EQUITY	$1,707,217	$(29,476)	$1,677,741

Consolidated Condensed Statement of Cash Flows
	Three Months Ended
	December 30, 2023
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$47,812	$4,823	$52,635
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	20,927	(232)	20,695
Amortization	2,720	—	2,720
Deferred income taxes	(4,547)	1,028	(3,519)
Equity-based compensation expense	4,165	—	4,165
Other	(2,478)	—	(2,478)
Changes in assets and liabilities providing (using) cash:
Receivables	58,887	12,700	71,587
Unbilled receivables	(51,015)	(54,708)	(105,723)
Inventories	(46,852)	(1,141)	(47,993)
Accounts payable	(5,752)	—	(5,752)
Contract advances and progress billings	64,171	41,063	105,234
Accrued expenses	(31,814)	(15,848)	(47,662)
Accrued income taxes	12,324	436	12,760
Net pension and post retirement liabilities	2,957	—	2,957
Other assets and liabilities	(11,114)	13,410	2,296
Net cash provided (used) by operating activities	60,391	1,531	61,922
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,212)	—	(5,212)
Purchase of property, plant and equipment	(37,416)	(1,634)	(39,050)
Other investing transactions	(479)	—	(479)
Net cash provided (used) by investing activities	(43,107)	(1,634)	(44,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	279,500	—	279,500
Payments on revolving lines of credit	(223,000)	—	(223,000)
Payments on finance lease obligations	(1,286)	103	(1,183)
Payment of dividends	(8,619)	—	(8,619)
Proceeds from sale of treasury stock	581	—	581
Purchase of outstanding shares for treasury	(8,711)	—	(8,711)
Proceeds from sale of stock held by SECT	5,001	—	5,001
Purchase of stock held by SECT	(4,561)	—	(4,561)
Net cash provided (used) by financing activities	38,905	103	39,008
Effect of exchange rate changes on cash	1,495	—	1,495
Increase (decrease) in cash, cash equivalents and restricted cash	57,684	—	57,684
Cash, cash equivalents and restricted cash at beginning of year	69,144	—	69,144
Cash, cash equivalents and restricted cash at end of year	$126,828	$—	$126,828
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$2,574	$—	$2,574
Assets acquired through lease financing	7,845	288	8,133

Consolidated Condensed Statement of Earnings
	Three Months Ended			Six Months Ended
	March 30, 2024			March 30, 2024
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net sales	$930,303	$(10,095)	$920,208	$1,787,153	$(11,723)	$1,775,430
Cost of sales	663,350	(2,151)	661,199	1,287,001	(12,010)	1,274,991
Inventory write-down	175	—	175	175	—	175
Gross profit	266,778	(7,944)	258,834	499,977	287	500,264
Research and development	28,382	—	28,382	58,961	—	58,961
Selling, general and administrative	124,961	967	125,928	243,686	3,000	246,686
Interest	18,003	(1,246)	16,757	34,697	(2,793)	31,904
Asset impairment and fair value adjustment	6,750	—	6,750	6,750	—	6,750
Restructuring	6,750	—	6,750	8,639	—	8,639
Other	3,183	(483)	2,700	5,884	973	6,857
Earnings before income taxes	78,749	(7,182)	71,567	141,360	(893)	140,467
Income taxes	18,746	(1,685)	17,061	33,545	(219)	33,326
Net earnings	$60,003	$(5,497)	$54,506	$107,815	$(674)	$107,141

Net earnings per share
Basic	$1.88	$(0.17)	$1.71	$3.38	$(0.02)	$3.35
Diluted	$1.86	$(0.17)	$1.69	$3.34	$(0.02)	$3.32

Consolidated Condensed Statement of Comprehensive Income
	Three Months Ended			Six Months Ended
	March 30, 2024			March 30, 2024
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net earnings	$60,003	$(5,497)	$54,506	$107,815	$(674)	$107,141
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(13,726)	(6)	(13,732)	17,287	25	17,312
Retirement liability adjustment	2,173	—	2,173	3,851	—	3,851
Change in accumulated gain (loss) on derivatives	200	—	200	518	—	518
Other comprehensive income (loss), net of tax	(11,353)	(6)	(11,359)	21,656	25	21,681
Comprehensive income	$48,650	$(5,503)	$43,147	$129,471	$(649)	$128,822

Consolidated Condensed Balance Sheet
	March 30, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$59,066	$—	$59,066
Restricted cash	665	—	665
Receivables, net	419,399	—	419,399
Unbilled receivables	794,167	(20,788)	773,379
Inventories, net	810,483	(2,631)	807,852
Prepaid expenses and other current assets	73,165	2,746	75,911
Total current assets	2,156,945	(20,673)	2,136,272
Property, plant and equipment, net	869,303	16,742	886,045
Operating lease right-of-use assets	57,074	—	57,074
Goodwill	828,469	—	828,469
Intangible assets, net	68,876	—	68,876
Deferred income taxes	9,063	6,493	15,556
Other assets	49,390	—	49,390
Total assets	$4,039,120	$2,562	$4,041,682
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$267,731	$900	$268,631
Accrued compensation	73,961	2,200	76,161
Contract advances and progress billings	404,876	354	405,230
Accrued liabilities and other	257,960	23,781	281,741
Total current liabilities	1,004,528	27,235	1,031,763
Long-term debt, excluding current installments	948,615	—	948,615
Long-term pension and retirement obligations	160,265	—	160,265
Deferred income taxes	22,765	1,781	24,546
Other long-term liabilities	149,688	8,525	158,213
Total liabilities	2,285,861	37,541	2,323,402
Shareholders’ equity
Common stock - Class A	43,826	—	43,826
Common stock - Class B	7,454	—	7,454
Additional paid-in capital	702,272	—	702,272
Retained earnings	2,587,222	(35,013)	2,552,209
Treasury shares	(1,071,558)	—	(1,071,558)
Stock Employee Compensation Trust	(153,295)	—	(153,295)
Supplemental Retirement Plan Trust	(129,709)	—	(129,709)
Accumulated other comprehensive loss	(232,953)	34	(232,919)
Total shareholders’ equity	1,753,259	(34,979)	1,718,280
Total liabilities and shareholders’ equity	$4,039,120	$2,562	$4,041,682

Consolidated Condensed Statement of Shareholders' Equity
	Three Months Ended			Six Months Ended
	March 30, 2024			March 30, 2024
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	673,261	—	673,261	608,270	—	608,270
Issuance of treasury shares	4,126	—	4,126	6,286	—	6,286
Equity-based compensation expense	2,182	—	2,182	5,636	—	5,636
Adjustment to market - SECT and SERP	22,703	—	22,703	82,080	—	82,080
End of year	702,272	—	702,272	702,272	—	702,272
RETAINED EARNINGS
Beginning of year	2,536,172	(29,516)	2,506,656	2,496,979	(34,339)	2,462,640
Net earnings	60,003	(5,497)	54,506	107,815	(674)	107,141
Dividends	(8,953)	—	(8,953)	(17,572)	—	(17,572)
End of year	2,587,222	(35,013)	2,552,209	2,587,222	(35,013)	2,552,209
TREASURY SHARES AT COST
Beginning of year	(1,065,654)	—	(1,065,654)	(1,057,938)	—	(1,057,938)
Class A and B shares issued related to compensation	5,623	—	5,623	6,618	—	6,618
Class A and B shares purchased	(11,527)	—	(11,527)	(20,238)	—	(20,238)
End of year	(1,071,558)	—	(1,071,558)	(1,071,558)	—	(1,071,558)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(146,373)	—	(146,373)	(114,769)	—	(114,769)
Issuance of shares	10,787	—	10,787	15,788	—	15,788
Purchase of shares	(4,846)	—	(4,846)	(8,817)	—	(8,817)
Adjustment to market	(12,863)	—	(12,863)	(45,497)	—	(45,497)
End of year	(153,295)	—	(153,295)	(153,295)	—	(153,295)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(119,869)	—	(119,869)	(93,126)	—	(93,126)
Adjustment to market	(9,840)	—	(9,840)	(36,583)	—	(36,583)
End of year	(129,709)	—	(129,709)	(129,709)	—	(129,709)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(221,600)	40	(221,560)	(254,609)	9	(254,600)
Other comprehensive income (loss)	(11,353)	(6)	(11,359)	21,656	25	21,681
End of year	(232,953)	34	(232,919)	(232,953)	34	(232,919)
TOTAL SHAREHOLDERS’ EQUITY	$1,753,259	$(34,979)	$1,718,280	$1,753,259	$(34,979)	$1,718,280

Consolidated Statement of Cash Flows
	Six Months Ended
	March 30, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$107,815	$(674)	$107,141
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	42,276	(574)	41,702
Amortization	5,296	—	5,296
Deferred income taxes	(17,805)	(588)	(18,393)
Equity-based compensation expense	7,212	—	7,212
Asset impairment and inventory write-down	6,925	—	6,925
Other	2,207	—	2,207
Changes in assets and liabilities providing (using) cash:
Receivables	17,469	12,700	30,169
Unbilled receivables	(86,197)	(50,984)	(137,181)
Inventories	(77,396)	(2,882)	(80,278)
Accounts payable	1,847	—	1,847
Contract advances and progress billings	24,512	40,579	65,091
Accrued expenses	903	(8,575)	(7,672)
Accrued income taxes	10,833	369	11,202
Net pension and post retirement liabilities	5,687	—	5,687
Other assets and liabilities	(35,195)	13,376	(21,819)
Net cash provided (used) by operating activities	16,389	2,747	19,136
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,911)	—	(5,911)
Purchase of property, plant and equipment	(77,530)	(2,980)	(80,510)
Other investing transactions	(515)	—	(515)
Net cash provided (used) by investing activities	(83,956)	(2,980)	(86,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	509,500	—	509,500
Payments on revolving lines of credit	(425,000)	—	(425,000)
Payments on finance lease obligations	(2,741)	233	(2,508)
Payment of dividends	(17,572)	—	(17,572)
Proceeds from sale of treasury stock	7,579	—	7,579
Purchase of outstanding shares for treasury	(20,238)	—	(20,238)
Proceeds from sale of stock held by SECT	15,788	—	15,788
Purchase of stock held by SECT	(9,407)	—	(9,407)
Net cash provided (used) by financing activities	57,909	233	58,142
Effect of exchange rate changes on cash	245	—	245
Increase (decrease) in cash, cash equivalents and restricted cash	(9,413)	—	(9,413)
Cash, cash equivalents and restricted cash at beginning of year	69,144	—	69,144
Cash, cash equivalents and restricted cash at end of year	$59,731	$—	$59,731
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,325	$—	$5,325
Assets acquired through lease financing	18,160	1,556	19,716

Consolidated Condensed Statement of Earnings
	Three Months Ended			Nine Months Ended
	June 29, 2024			June 29, 2024
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net sales	$904,735	$9,400	$914,135	$2,691,888	$(2,323)	$2,689,565
Cost of sales	651,672	5,202	656,874	1,938,673	(6,808)	1,931,865
Inventory write-down	1,600	—	1,600	1,775	—	1,775
Gross profit	251,463	4,198	255,661	751,440	4,485	755,925
Research and development	27,791	—	27,791	86,752	—	86,752
Selling, general and administrative	126,361	1,829	128,190	370,047	4,829	374,876
Interest	18,153	(1,124)	17,029	52,850	(3,917)	48,933
Asset impairment and fair value adjustment	112	—	112	6,862	—	6,862
Restructuring	3,984	—	3,984	12,623	—	12,623
Other	4,157	(115)	4,042	10,041	858	10,899
Earnings before income taxes	70,905	3,608	74,513	212,265	2,715	214,980
Income taxes	14,545	857	15,402	48,090	638	48,728
Net earnings	$56,360	$2,751	$59,111	$164,175	$2,077	$166,252

Net earnings per share
Basic	$1.76	$0.09	$1.85	$5.14	$0.07	$5.20
Diluted	$1.74	$0.08	$1.82	$5.08	$0.06	$5.14

Consolidated Condensed Statement of Comprehensive Income
	Three Months Ended			Nine Months Ended
	June 29, 2024			June 29, 2024
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net earnings	$56,360	$2,751	$59,111	$164,175	$2,077	$166,252
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(6,650)	(5)	(6,655)	10,637	20	10,657
Retirement liability adjustment	2,059	—	2,059	5,910	—	5,910
Change in accumulated gain (loss) on derivatives	—	—	—	518	—	518
Other comprehensive income (loss), net of tax	(4,591)	(5)	(4,596)	17,065	20	17,085
Comprehensive income	$51,769	$2,746	$54,515	$181,240	$2,097	$183,337

Consolidated Condensed Balance Sheet
	June 29, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$50,572	$—	$50,572
Restricted cash	946	—	946
Receivables, net	452,967	—	452,967
Unbilled receivables	766,445	(20,765)	745,680
Inventories, net	831,377	(2,859)	828,518
Prepaid expenses and other current assets	70,081	2,515	72,596
Total current assets	2,172,388	(21,109)	2,151,279
Property, plant and equipment, net	886,013	18,697	904,710
Operating lease right-of-use assets	57,669	—	57,669
Goodwill	827,319	—	827,319
Intangible assets, net	66,422	—	66,422
Deferred income taxes	9,050	15,051	24,101
Other assets	48,887	—	48,887
Total assets	$4,067,748	$12,639	$4,080,387
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$266,294	$900	$267,194
Accrued compensation	98,981	2,550	101,531
Contract advances and progress billings	353,496	240	353,736
Accrued liabilities and other	269,633	21,191	290,824
Total current liabilities	988,404	24,881	1,013,285
Long-term debt, excluding current installments	958,127	—	958,127
Long-term pension and retirement obligations	160,635	—	160,635
Deferred income taxes	13,668	10,951	24,619
Other long-term liabilities	153,122	9,040	162,162
Total liabilities	2,273,956	44,872	2,318,828
Shareholders’ equity
Common stock - Class A	43,835	—	43,835
Common stock - Class B	7,445	—	7,445
Additional paid-in capital	726,656	—	726,656
Retained earnings	2,634,633	(32,262)	2,602,371
Treasury shares	(1,073,027)	—	(1,073,027)
Stock Employee Compensation Trust	(167,757)	—	(167,757)
Supplemental Retirement Plan Trust	(140,449)	—	(140,449)
Accumulated other comprehensive loss	(237,544)	29	(237,515)
Total shareholders’ equity	1,793,792	(32,233)	1,761,559
Total liabilities and shareholders’ equity	$4,067,748	$12,639	$4,080,387

Consolidated Condensed Statement of Shareholders' Equity
	Three Months Ended			Nine Months Ended
	June 29, 2024			June 29, 2024
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	702,272	—	702,272	608,270	—	608,270
Issuance of treasury shares	(127)	—	(127)	6,159	—	6,159
Equity-based compensation expense	3,316	—	3,316	8,952	—	8,952
Adjustment to market - SECT and SERP	21,195	—	21,195	103,275	—	103,275
End of year	726,656	—	726,656	726,656	—	726,656
RETAINED EARNINGS
Beginning of year	2,587,222	(35,013)	2,552,209	2,496,979	(34,339)	2,462,640
Net earnings	56,360	2,751	59,111	164,175	2,077	166,252
Dividends	(8,949)	—	(8,949)	(26,521)	—	(26,521)
End of year	2,634,633	(32,262)	2,602,371	2,634,633	(32,262)	2,602,371
TREASURY SHARES AT COST
Beginning of year	(1,071,558)	—	(1,071,558)	(1,057,938)	—	(1,057,938)
Class A and B shares issued related to compensation	125	—	125	6,743	—	6,743
Class A and B shares purchased	(1,594)	—	(1,594)	(21,832)	—	(21,832)
End of year	(1,073,027)	—	(1,073,027)	(1,073,027)	—	(1,073,027)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(153,295)	—	(153,295)	(114,769)	—	(114,769)
Issuance of shares	882	—	882	16,670	—	16,670
Purchase of shares	(4,889)	—	(4,889)	(13,706)	—	(13,706)
Adjustment to market	(10,455)	—	(10,455)	(55,952)	—	(55,952)
End of year	(167,757)	—	(167,757)	(167,757)	—	(167,757)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(129,709)	—	(129,709)	(93,126)	—	(93,126)
Adjustment to market	(10,740)	—	(10,740)	(47,323)	—	(47,323)
End of year	(140,449)	—	(140,449)	(140,449)	—	(140,449)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(232,953)	34	(232,919)	(254,609)	9	(254,600)
Other comprehensive income (loss)	(4,591)	(5)	(4,596)	17,065	20	17,085
End of year	(237,544)	29	(237,515)	(237,544)	29	(237,515)
TOTAL SHAREHOLDERS’ EQUITY	$1,793,792	$(32,233)	$1,761,559	$1,793,792	$(32,233)	$1,761,559

Consolidated Condensed Statement of Cash Flows
	Nine Months Ended
	June 29, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$164,175	$2,077	$166,252
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	64,302	(968)	63,334
Amortization	7,677	—	7,677
Deferred income taxes	(26,483)	25	(26,458)
Equity-based compensation expense	11,301	—	11,301
Asset impairment and inventory write-down	8,637	—	8,637
Other	5,374	—	5,374
Changes in assets and liabilities providing (using) cash:
Receivables	(18,677)	12,700	(5,977)
Unbilled receivables	(57,723)	(51,008)	(108,731)
Inventories	(105,629)	(2,654)	(108,283)
Accounts payable	918	—	918
Contract advances and progress billings	(26,882)	40,464	13,582
Accrued expenses	36,928	(10,756)	26,172
Accrued income taxes	9,832	612	10,444
Net pension and post retirement liabilities	8,783	—	8,783
Other assets and liabilities	(35,978)	13,353	(22,625)
Net cash provided (used) by operating activities	46,555	3,845	50,400
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,911)	—	(5,911)
Purchase of property, plant and equipment	(109,616)	(4,207)	(113,823)
Net proceeds from businesses sold	1,627	—	1,627
Other investing transactions	(646)	—	(646)
Net cash provided (used) by investing activities	(114,546)	(4,207)	(118,753)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	784,500	—	784,500
Payments on revolving lines of credit	(691,000)	—	(691,000)
Payments on finance lease obligations	(4,468)	362	(4,106)
Payment of dividends	(26,521)	—	(26,521)
Proceeds from sale of treasury stock	7,579	—	7,579
Purchase of outstanding shares for treasury	(21,832)	—	(21,832)
Proceeds from sale of stock held by SECT	16,670	—	16,670
Purchase of stock held by SECT	(14,296)	—	(14,296)
Net cash provided (used) by financing activities	50,632	362	50,994
Effect of exchange rate changes on cash	(267)	—	(267)
Increase (decrease) in cash, cash equivalents and restricted cash	(17,626)	—	(17,626)
Cash, cash equivalents and restricted cash at beginning of year	69,144	—	69,144
Cash, cash equivalents and restricted cash at end of year	$51,518	$—	$51,518
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,323	$—	$5,323
Assets acquired through lease financing	27,034	1,876	28,910

Consolidated Statement of Earnings
	Fiscal Year Ended September 28, 2024
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised
Net sales	$3,609,160	$(200)	$3,608,960
Cost of sales	2,605,214	(15,689)	2,589,525
Inventory write-down	7,027	—	7,027
Gross profit	996,919	15,489	1,012,408
Research and development	112,773	—	112,773
Selling, general and administrative	494,887	6,366	501,253
Interest	62,112	4,218	66,330
Asset impairment and fair value adjustment	22,149	—	22,149
Restructuring	23,788	—	23,788
Gain on sale of buildings	(979)	—	(979)
Other	14,376	2,972	17,348
Earnings before income taxes	267,813	1,933	269,746
Income taxes	60,593	367	60,960
Net earnings	$207,220	$1,566	$208,786

Net earnings per share
Basic	$6.48	$0.05	$6.53
Diluted	$6.40	$0.05	$6.45

Consolidated Statement of Comprehensive Income
	Fiscal Year Ended September 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
Net earnings	$207,220	$1,566	$208,786
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	44,948	7	44,955
Retirement liability adjustment	5,374	941	6,315
Change in accumulated gain (loss) on derivatives	518	—	518
Other comprehensive income (loss), net of tax	50,840	948	51,788
Comprehensive income	$258,060	$2,514	$260,574

Consolidated Balance Sheet
	September 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$61,694	$—	$61,694
Restricted cash	123	—	123
Receivables, net	419,971	—	419,971
Unbilled receivables	709,014	(18,442)	690,572
Inventories, net	863,702	(1,161)	862,541
Prepaid expenses and other current assets	86,245	1,500	87,745
Total current assets	2,140,749	(18,103)	2,122,646
Property, plant and equipment, net	929,357	(769)	928,588
Operating lease right-of-use assets	52,591	—	52,591
Goodwill	833,764	—	833,764
Intangible assets, net	63,479	—	63,479
Deferred income taxes	20,991	2,893	23,884
Other assets	52,695	—	52,695
Total assets	$4,093,626	$(15,979)	$4,077,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$292,988	$900	$293,888
Accrued compensation	101,127	2,900	104,027
Contract advances and progress billings	299,732	2,394	302,126
Accrued liabilities and other	305,180	8,193	313,373
Total current liabilities	999,027	14,387	1,013,414
Long-term debt, excluding current installments	874,139	—	874,139
Long-term pension and retirement obligations	167,161	—	167,161
Deferred income taxes	27,738	(86)	27,652
Other long-term liabilities	164,928	1,536	166,464
Total liabilities	2,232,993	15,837	2,248,830
Shareholders’ equity
Common stock - Class A	43,835	—	43,835
Common stock - Class B	7,445	—	7,445
Additional paid-in capital	784,509	—	784,509
Retained earnings	2,668,723	(32,773)	2,635,950
Treasury shares	(1,082,240)	—	(1,082,240)
Stock Employee Compensation Trust	(194,049)	—	(194,049)
Supplemental Retirement Plan Trust	(163,821)	—	(163,821)
Accumulated other comprehensive loss	(203,769)	957	(202,812)
Total shareholders’ equity	1,860,633	(31,816)	1,828,817
Total liabilities and shareholders’ equity	$4,093,626	$(15,979)	$4,077,647

Consolidated Statement of Shareholders' Equity
	Fiscal Year Ended September 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	608,270	—	608,270
Issuance of treasury shares	8,572	—	8,572
Equity-based compensation expense	11,737	—	11,737
Adjustment to market - SECT and SERP	155,930	—	155,930
End of year	784,509	—	784,509
RETAINED EARNINGS
Beginning of year	2,496,979	(34,339)	2,462,640
Net earnings	207,220	1,566	208,786
Dividends	(35,476)	—	(35,476)
End of year	2,668,723	(32,773)	2,635,950
TREASURY SHARES AT COST
Beginning of year	(1,057,938)	—	(1,057,938)
Class A and B shares issued related to compensation	12,436	—	12,436
Class A and B shares purchased	(36,738)	—	(36,738)
End of year	(1,082,240)	—	(1,082,240)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(114,769)	—	(114,769)
Issuance of shares	28,202	—	28,202
Purchase of shares	(22,247)	—	(22,247)
Adjustment to market	(85,235)	—	(85,235)
End of year	(194,049)	—	(194,049)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(93,126)	—	(93,126)
Adjustment to market	(70,695)	—	(70,695)
End of year	(163,821)	—	(163,821)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(254,609)	9	(254,600)
Other comprehensive income (loss)	50,840	948	51,788
End of year	(203,769)	957	(202,812)
TOTAL SHAREHOLDERS’ EQUITY	$1,860,633	$(31,816)	$1,828,817

Consolidated Statement of Cash Flows
	Fiscal Year Ended September 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$207,220	$1,566	$208,786
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	82,957	2,921	85,878
Amortization	10,149	—	10,149
Deferred income taxes	(31,735)	2,084	(29,651)
Equity-based compensation expense	14,959	—	14,959
Asset impairment and inventory write-down	29,176	—	29,176
Gain on sale of buildings	(979)	—	(979)
Other	6,512	(229)	6,283
Changes in assets and liabilities providing (using) cash:
Receivables	23,262	12,700	35,962
Unbilled receivables	2,856	(53,330)	(50,474)
Inventories	(126,978)	(4,352)	(131,330)
Accounts payable	26,446	—	26,446
Contract advances and progress billings	(84,296)	42,579	(41,717)
Accrued expenses	26,493	(18,593)	7,900
Accrued income taxes	16,219	(1,717)	14,502
Net pension and post retirement liabilities	11,791	—	11,791
Other assets and liabilities	(11,708)	11,889	181
Net cash provided (used) by operating activities	202,344	(4,482)	197,862
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,911)	—	(5,911)
Purchase of property, plant and equipment	(156,018)	4,023	(151,995)
Net proceeds from businesses sold	1,627	—	1,627
Net proceeds from buildings sold	1,453	—	1,453
Other investing transactions	(766)	—	(766)
Net cash provided (used) by investing activities	(159,615)	4,023	(155,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	1,038,500	—	1,038,500
Payments on revolving lines of credit	(1,029,500)	—	(1,029,500)
Payments on finance lease obligations	(6,496)	459	(6,037)
Payment of dividends	(35,476)	—	(35,476)
Proceeds from sale of treasury stock	15,685	—	15,685
Purchase of outstanding shares for treasury	(36,738)	—	(36,738)
Proceeds from sale of stock held by SECT	28,202	—	28,202
Purchase of stock held by SECT	(22,837)	—	(22,837)
Net cash provided (used) by financing activities	(48,660)	459	(48,201)
Effect of exchange rate changes on cash	1,324	—	1,324
Increase (decrease) in cash, cash equivalents and restricted cash	(4,607)	—	(4,607)
Cash, cash equivalents and restricted cash at beginning of year	69,144	—	69,144
Cash, cash equivalents and restricted cash at end of year	$64,537	$—	$64,537
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$61,164	$4,218	$65,382
Income taxes paid, net of refunds	78,482	—	78,482
Treasury shares issued as compensation	5,323	—	5,323
Assets acquired through lease financing	45,086	(5,703)	39,383

Consolidated Condensed Statement of Earnings
	Three Months Ended
	December 28, 2024
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised
Net sales	$910,315	$(2,433)	$907,882
Cost of sales	668,040	(5,236)	662,804
Inventory write-down	—	—	—
Gross profit	242,275	2,803	245,078
Research and development	23,605	—	23,605
Selling, general and administrative	127,781	356	128,137
Interest	17,002	(754)	16,248
Restructuring	3,784	—	3,784
Other	1,524	(2,655)	(1,131)
Earnings before income taxes	68,579	5,856	74,435
Income taxes	15,466	1,443	16,909
Net earnings	$53,113	$4,413	$57,526

Net earnings per share
Basic	$1.66	$0.14	$1.80
Diluted	$1.64	$0.14	$1.78

Consolidated Condensed Statement of Comprehensive Income
	Three Months Ended
	December 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
Net earnings	$53,113	$4,413	$57,526
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(41,696)	100	(41,596)
Retirement liability adjustment	3,092	(941)	2,151
Change in accumulated gain (loss) on derivatives	262	—	262
Other comprehensive income (loss), net of tax	(38,342)	(841)	(39,183)
Comprehensive income	$14,771	$3,572	$18,343

Consolidated Condensed Balance Sheet
	December 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$73,448	$—	$73,448
Restricted cash	360	—	360
Receivables, net	472,310	—	472,310
Unbilled receivables	735,759	(13,375)	722,384
Inventories, net	886,088	(1,260)	884,828
Prepaid expenses and other current assets	77,783	—	77,783
Total current assets	2,245,748	(14,635)	2,231,113
Property, plant and equipment, net	934,087	—	934,087
Operating lease right-of-use assets	56,744	—	56,744
Goodwill	818,503	—	818,503
Intangible assets, net	59,469	—	59,469
Deferred income taxes	24,219	3,471	27,690
Other assets	54,242	—	54,242
Total assets	$4,193,012	$(11,164)	$4,181,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$267,054	$900	$267,954
Accrued compensation	68,366	—	68,366
Contract advances and progress billings	293,550	(390)	293,160
Accrued liabilities and other	284,849	16,614	301,463
Total current liabilities	913,819	17,124	930,943
Long-term debt, excluding current installments	1,104,151	—	1,104,151
Long-term pension and retirement obligations	162,222	—	162,222
Deferred income taxes	26,080	(44)	26,036
Other long-term liabilities	171,962	—	171,962
Total liabilities	2,378,234	17,080	2,395,314
Shareholders’ equity
Common stock - Class A	43,844	—	43,844
Common stock - Class B	7,436	—	7,436
Additional paid-in capital	777,060	—	777,060
Retained earnings	2,712,875	(28,360)	2,684,515
Treasury shares	(1,141,242)	—	(1,141,242)
Stock Employee Compensation Trust	(186,219)	—	(186,219)
Supplemental Retirement Plan Trust	(156,865)	—	(156,865)
Accumulated other comprehensive loss	(242,111)	116	(241,995)
Total shareholders’ equity	1,814,778	(28,244)	1,786,534
Total liabilities and shareholders’ equity	$4,193,012	$(11,164)	$4,181,848

Consolidated Condensed Statement of Shareholders' Equity
	Three Months Ended
	December 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	784,509	—	784,509
Issuance of treasury shares	2,413	—	2,413
Equity-based compensation expense	3,346	—	3,346
Adjustment to market - SECT and SERP	(13,208)	—	(13,208)
End of year	777,060	—	777,060
RETAINED EARNINGS
Beginning of year	2,668,723	(32,773)	2,635,950
Net earnings	53,113	4,413	57,526
Dividends	(8,961)	—	(8,961)
End of year	2,712,875	(28,360)	2,684,515
TREASURY SHARES AT COST
Beginning of year	(1,082,240)	—	(1,082,240)
Class A and B shares issued related to compensation	773	—	773
Class A and B shares purchased	(59,775)	—	(59,775)
End of year	(1,141,242)	—	(1,141,242)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(194,049)	—	(194,049)
Issuance of shares	9,665	—	9,665
Purchase of shares	(8,087)	—	(8,087)
Adjustment to market	6,252	—	6,252
End of year	(186,219)	—	(186,219)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(163,821)	—	(163,821)
Adjustment to market	6,956	—	6,956
End of year	(156,865)	—	(156,865)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(203,769)	957	(202,812)
Other comprehensive income (loss)	(38,342)	(841)	(39,183)
End of year	(242,111)	116	(241,995)
TOTAL SHAREHOLDERS’ EQUITY	$1,814,778	$(28,244)	$1,786,534

Consolidated Condensed Statement of Cash Flows
	Three Months Ended
	December 28, 2024
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$53,113	$4,413	$57,526
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	23,478	(1,049)	22,429
Amortization	2,323	—	2,323
Deferred income taxes	(3,577)	(684)	(4,261)
Equity-based compensation expense	4,325	—	4,325
Other	2,708	(1,307)	1,401
Changes in assets and liabilities providing (using) cash:
Receivables	(63,037)	—	(63,037)
Unbilled receivables	(31,073)	(5,067)	(36,140)
Inventories	(48,711)	99	(48,612)
Accounts payable	(22,973)	—	(22,973)
Contract advances and progress billings	(1,314)	(2,729)	(4,043)
Accrued expenses	(29,372)	2,071	(27,301)
Accrued income taxes	(9,698)	3,046	(6,652)
Net pension and post retirement liabilities	1,555	(919)	636
Other assets and liabilities	(10,031)	1,500	(8,531)
Net cash provided (used) by operating activities	(132,284)	(626)	(132,910)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,778)	—	(32,778)
Net proceeds from businesses sold	13,487	—	13,487
Other investing transactions	169	—	169
Net cash provided (used) by investing activities	(19,122)	—	(19,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	426,500	—	426,500
Payments on revolving lines of credit	(197,000)	—	(197,000)
Payments on finance lease obligations	(2,745)	626	(2,119)
Payment of dividends	(8,961)	—	(8,961)
Purchase of outstanding shares for treasury	(55,692)	—	(55,692)
Proceeds from sale of stock held by SECT	9,665	—	9,665
Purchase of stock held by SECT	(8,087)	—	(8,087)
Other financing transactions	(439)	—	(439)
Net cash provided (used) by financing activities	163,241	626	163,867
Effect of exchange rate changes on cash	(2,564)	—	(2,564)
Increase (decrease) in cash, cash equivalents and restricted cash	9,271	—	9,271
Cash, cash equivalents and restricted cash at beginning of year	64,537	—	64,537
Cash, cash equivalents and restricted cash at end of year	$73,808	$—	$73,808
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$3,186	$—	$3,186
Assets acquired through lease financing	18,862	(1,690)	17,172

Consolidated Condensed Statement of Earnings
	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net sales	$934,840	$(818)	$934,022	$1,845,155	$(3,251)	$1,841,904
Cost of sales	676,648	(1,393)	675,255	1,344,688	(6,629)	1,338,059
Inventory write-down	2,149	—	2,149	2,149	—	2,149
Gross profit	256,043	575	256,618	498,318	3,378	501,696
Research and development	24,481	—	24,481	48,086	—	48,086
Selling, general and administrative	133,102	830	133,932	260,883	1,186	262,069
Interest	19,548	—	19,548	36,550	(754)	35,796
Restructuring	2,425	—	2,425	6,209	—	6,209
Other	2,908	1,266	4,174	4,432	(1,389)	3,043
Earnings before income taxes	73,579	(1,521)	72,058	142,158	4,335	146,493
Income taxes	17,825	(377)	17,448	33,291	1,066	34,357
Net earnings	$55,754	$(1,144)	$54,610	$108,867	$3,269	$112,136

Net earnings per share
Basic	$1.77	$(0.04)	$1.73	$3.43	$0.10	$3.53
Diluted	$1.75	$(0.04)	$1.71	$3.38	$0.10	$3.48

Consolidated Condensed Statement of Comprehensive Income
	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net earnings	$55,754	$(1,144)	$54,610	$108,867	$3,269	$112,136
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	22,988	11	22,999	(18,708)	111	(18,597)
Retirement liability adjustment	1,724	—	1,724	4,816	(941)	3,875
Change in accumulated gain (loss) on derivatives	400	—	400	662	—	662
Other comprehensive income (loss), net of tax	25,112	11	25,123	(13,230)	(830)	(14,060)
Comprehensive income	$80,866	$(1,133)	$79,733	$95,637	$2,439	$98,076

Consolidated Condensed Balance Sheet
	March 29, 2025
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$62,124	$—	$62,124
Restricted cash	602	—	602
Receivables, net	537,179	—	537,179
Unbilled receivables	733,762	(14,193)	719,569
Inventories, net	902,551	(1,330)	901,221
Prepaid expenses and other current assets	95,554	—	95,554
Total current assets	2,331,772	(15,523)	2,316,249
Property, plant and equipment, net	960,015	—	960,015
Operating lease right-of-use assets	55,354	—	55,354
Goodwill	825,415	—	825,415
Intangible assets, net	57,915	—	57,915
Deferred income taxes	31,638	3,323	34,961
Other assets	57,146	—	57,146
Total assets	$4,319,255	$(12,200)	$4,307,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$293,052	$900	$293,952
Accrued compensation	69,411	—	69,411
Contract advances and progress billings	306,772	868	307,640
Accrued liabilities and other	282,180	15,457	297,637
Total current liabilities	951,415	17,225	968,640
Long-term debt, excluding current installments	1,165,662	—	1,165,662
Long-term pension and retirement obligations	172,395	—	172,395
Deferred income taxes	26,384	(48)	26,336
Other long-term liabilities	167,982	—	167,982
Total liabilities	2,483,838	17,177	2,501,015
Shareholders’ equity
Common stock - Class A	43,852	—	43,852
Common stock - Class B	7,428	—	7,428
Additional paid-in capital	750,119	—	750,119
Retained earnings	2,759,484	(29,504)	2,729,980
Treasury shares	(1,204,032)	—	(1,204,032)
Stock Employee Compensation Trust	(162,945)	—	(162,945)
Supplemental Retirement Plan Trust	(141,490)	—	(141,490)
Accumulated other comprehensive loss	(216,999)	127	(216,872)
Total shareholders’ equity	1,835,417	(29,377)	1,806,040
Total liabilities and shareholders’ equity	$4,319,255	$(12,200)	$4,307,055

Consolidated Condensed Statement of Shareholders' Equity
	Three Months Ended			Six Months Ended
	March 29, 2025			March 29, 2025
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	777,060	—	777,060	784,509	—	784,509
Issuance of treasury shares	6,137	—	6,137	8,550	—	8,550
Equity-based compensation expense	2,668	—	2,668	6,014	—	6,014
Adjustment to market - SECT and SERP	(35,746)	—	(35,746)	(48,954)	—	(48,954)
End of year	750,119	—	750,119	750,119	—	750,119
RETAINED EARNINGS
Beginning of year	2,712,875	(28,360)	2,684,515	2,668,723	(32,773)	2,635,950
Net earnings	55,754	(1,144)	54,610	108,867	3,269	112,136
Dividends	(9,145)	—	(9,145)	(18,106)	—	(18,106)
End of year	2,759,484	(29,504)	2,729,980	2,759,484	(29,504)	2,729,980
TREASURY SHARES AT COST
Beginning of year	(1,141,242)	—	(1,141,242)	(1,082,240)	—	(1,082,240)
Class A and B shares issued related to compensation	4,790	—	4,790	5,563	—	5,563
Class A and B shares purchased	(67,580)	—	(67,580)	(127,355)	—	(127,355)
End of year	(1,204,032)	—	(1,204,032)	(1,204,032)	—	(1,204,032)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(186,219)	—	(186,219)	(194,049)	—	(194,049)
Issuance of shares	9,624	—	9,624	19,289	—	19,289
Purchase of shares	(6,721)	—	(6,721)	(14,808)	—	(14,808)
Adjustment to market	20,371	—	20,371	26,623	—	26,623
End of year	(162,945)	—	(162,945)	(162,945)	—	(162,945)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(156,865)	—	(156,865)	(163,821)	—	(163,821)
Adjustment to market	15,375	—	15,375	22,331	—	22,331
End of year	(141,490)	—	(141,490)	(141,490)	—	(141,490)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(242,111)	116	(241,995)	(203,769)	957	(202,812)
Other comprehensive income (loss)	25,112	11	25,123	(13,230)	(830)	(14,060)
End of year	(216,999)	127	(216,872)	(216,999)	127	(216,872)
TOTAL SHAREHOLDERS’ EQUITY	$1,835,417	$(29,377)	$1,806,040	$1,835,417	$(29,377)	$1,806,040

Consolidated Statement of Cash Flows
	Six Months Ended
	March 29, 2025
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$108,867	$3,269	$112,136
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	45,822	(1,043)	44,779
Amortization	4,629	—	4,629
Deferred income taxes	(12,252)	(572)	(12,824)
Equity-based compensation expense	8,020	—	8,020
Other	2,997	(706)	2,291
Changes in assets and liabilities providing (using) cash:
Receivables	(123,555)	—	(123,555)
Unbilled receivables	(26,967)	(4,249)	(31,216)
Inventories	(54,209)	169	(54,040)
Accounts payable	1,975	—	1,975
Contract advances and progress billings	9,964	(1,463)	8,501
Accrued expenses	(30,966)	1,443	(29,523)
Accrued income taxes	(24,986)	2,557	(22,429)
Net pension and post retirement liabilities	12,986	(919)	12,067
Other assets and liabilities	(15,187)	1,482	(13,705)
Net cash provided (used) by operating activities	(92,862)	(32)	(92,894)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(70,382)	—	(70,382)
Net proceeds from businesses sold	13,487	—	13,487
Other investing transactions	(2,062)	—	(2,062)
Net cash provided (used) by investing activities	(58,957)	—	(58,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	752,500	—	752,500
Payments on revolving lines of credit	(462,000)	—	(462,000)
Payments on finance lease obligations	(4,501)	32	(4,469)
Payment of dividends	(18,106)	—	(18,106)
Proceeds from sale of treasury stock	7,825	—	7,825
Purchase of outstanding shares for treasury	(126,425)	—	(126,425)
Proceeds from sale of stock held by SECT	19,289	—	19,289
Purchase of stock held by SECT	(14,808)	—	(14,808)
Other financing transactions	(1,457)	—	(1,457)
Net cash provided (used) by financing activities	152,317	32	152,349
Effect of exchange rate changes on cash	(2,309)	—	(2,309)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,811)	—	(1,811)
Cash, cash equivalents and restricted cash at beginning of year	64,537	—	64,537
Cash, cash equivalents and restricted cash at end of year	$62,726	$—	$62,726
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$6,288	$—	$6,288
Assets acquired through lease financing	25,094	(1,095)	23,999

Consolidated Condensed Statement of Earnings
	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
(dollars in thousands, except share and per share data)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net sales	$971,363	$(1,781)	$969,582	$2,816,518	$(5,032)	$2,811,486
Cost of sales	699,685	(2,772)	696,913	2,044,373	(9,401)	2,034,972
Inventory write-down	5,839	—	5,839	7,988	—	7,988
Gross profit	265,839	991	266,830	764,157	4,369	768,526
Research and development	21,906	—	21,906	69,992	—	69,992
Selling, general and administrative	138,801	947	139,748	399,684	2,133	401,817
Interest	17,790	—	17,790	54,340	(754)	53,586
Asset impairment and fair value adjustment	3,000	—	3,000	3,000	—	3,000
Restructuring	2,850	—	2,850	9,059	—	9,059
Other	3,510	1,673	5,183	7,942	284	8,226
Earnings before income taxes	77,982	(1,629)	76,353	220,140	2,706	222,846
Income taxes	18,275	(408)	17,867	51,566	658	52,224
Net earnings	$59,707	$(1,221)	$58,486	$168,574	$2,048	$170,622

Net earnings per share
Basic	$1.89	$(0.04)	$1.86	$5.32	$0.06	$5.38
Diluted	$1.87	$(0.04)	$1.83	$5.25	$0.06	$5.32

Consolidated Condensed Statement of Comprehensive Income
	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net earnings	$59,707	$(1,221)	$58,486	$168,574	$2,048	$170,622
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	53,380	(57)	53,323	34,672	54	34,726
Retirement liability adjustment	1,112	—	1,112	5,928	(941)	4,987
Change in accumulated gain (loss) on derivatives	504	—	504	1,166	—	1,166
Other comprehensive income (loss), net of tax	54,996	(57)	54,939	41,766	(887)	40,879
Comprehensive income	$114,703	$(1,278)	$113,425	$210,340	$1,161	$211,501

Consolidated Condensed Balance Sheet
	June 28, 2025
(dollars in thousands)	As Reported	Revisions	As Revised
ASSETS
Current assets
Cash and cash equivalents	$58,191	$—	$58,191
Restricted cash	823	—	823
Receivables, net	529,753	—	529,753
Unbilled receivables	734,976	(15,974)	719,002
Inventories, net	924,682	—	924,682
Prepaid expenses and other current assets	153,479	—	153,479
Total current assets	2,401,904	(15,974)	2,385,930
Property, plant and equipment, net	988,125	—	988,125
Operating lease right-of-use assets	52,877	—	52,877
Goodwill	802,089	—	802,089
Intangible assets, net	57,182	—	57,182
Deferred income taxes	37,701	3,420	41,121
Other assets	56,696	—	56,696
Total assets	$4,396,574	$(12,554)	$4,384,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$289,160	$—	$289,160
Accrued compensation	98,292	—	98,292
Contract advances and progress billings	298,648	2,622	301,270
Accrued liabilities and other	302,514	15,529	318,043
Total current liabilities	988,614	18,151	1,006,765
Long-term debt, excluding current installments	1,081,674	—	1,081,674
Long-term pension and retirement obligations	177,688	—	177,688
Deferred income taxes	27,664	(50)	27,614
Other long-term liabilities	177,233	—	177,233
Total liabilities	2,452,873	18,101	2,470,974
Shareholders’ equity
Common stock - Class A	43,864	—	43,864
Common stock - Class B	7,416	—	7,416
Additional paid-in capital	769,935	—	769,935
Retained earnings	2,810,050	(30,725)	2,779,325
Treasury shares	(1,205,305)	—	(1,205,305)
Stock Employee Compensation Trust	(173,214)	—	(173,214)
Supplemental Retirement Plan Trust	(147,042)	—	(147,042)
Accumulated other comprehensive loss	(162,003)	70	(161,933)
Total shareholders’ equity	1,943,701	(30,655)	1,913,046
Total liabilities and shareholders’ equity	$4,396,574	$(12,554)	$4,384,020

Consolidated Condensed Statement of Shareholders' Equity
	Three Months Ended			Nine Months Ended
	June 28, 2025			June 28, 2025
(dollars in thousands)	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
COMMON STOCK
Beginning and end of year	$51,280	$—	$51,280	$51,280	$—	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	750,119	—	750,119	784,509	—	784,509
Issuance of treasury shares	3,035	—	3,035	11,585	—	11,585
Equity-based compensation expense	3,659	—	3,659	9,673	—	9,673
Adjustment to market - SECT and SERP	13,122	—	13,122	(35,832)	—	(35,832)
End of year	769,935	—	769,935	769,935	—	769,935
RETAINED EARNINGS
Beginning of year	2,759,484	(29,504)	2,729,980	2,668,723	(32,773)	2,635,950
Net earnings	59,707	(1,221)	58,486	168,574	2,048	170,622
Dividends	(9,141)	—	(9,141)	(27,247)	—	(27,247)
End of year	2,810,050	(30,725)	2,779,325	2,810,050	(30,725)	2,779,325
TREASURY SHARES AT COST
Beginning of year	(1,204,032)	—	(1,204,032)	(1,082,240)	—	(1,082,240)
Class A and B shares issued related to compensation	110	—	110	5,673	—	5,673
Class A and B shares purchased	(1,383)	—	(1,383)	(128,738)	—	(128,738)
End of year	(1,205,305)	—	(1,205,305)	(1,205,305)	—	(1,205,305)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(162,945)	—	(162,945)	(194,049)	—	(194,049)
Issuance of shares	998	—	998	20,287	—	20,287
Purchase of shares	(3,697)	—	(3,697)	(18,505)	—	(18,505)
Adjustment to market	(7,570)	—	(7,570)	19,053	—	19,053
End of year	(173,214)	—	(173,214)	(173,214)	—	(173,214)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(141,490)	—	(141,490)	(163,821)	—	(163,821)
Adjustment to market	(5,552)	—	(5,552)	16,779	—	16,779
End of year	(147,042)	—	(147,042)	(147,042)	—	(147,042)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(216,999)	127	(216,872)	(203,769)	957	(202,812)
Other comprehensive income (loss)	54,996	(57)	54,939	41,766	(887)	40,879
End of year	(162,003)	70	(161,933)	(162,003)	70	(161,933)
TOTAL SHAREHOLDERS’ EQUITY	$1,943,701	$(30,655)	$1,913,046	$1,943,701	$(30,655)	$1,913,046

Consolidated Condensed Statement of Cash Flows
	Nine Months Ended
	June 28, 2025
(dollars in thousands)	As Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$168,574	$2,048	$170,622
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	69,292	(1,040)	68,252
Amortization	6,996	—	6,996
Deferred income taxes	(18,645)	(997)	(19,642)
Equity-based compensation expense	12,669	—	12,669
Asset impairment and inventory write-down	10,988	—	10,988
Other	4,399	(751)	3,648
Changes in assets and liabilities providing (using) cash:
Receivables	(105,346)	—	(105,346)
Unbilled receivables	(35,174)	(2,468)	(37,642)
Inventories	(64,095)	(1,161)	(65,256)
Accounts payable	(3,301)	(900)	(4,201)
Contract advances and progress billings	8,798	211	9,009
Accrued expenses	(6,645)	1,849	(4,796)
Accrued income taxes	(22,669)	2,574	(20,095)
Net pension and post retirement liabilities	15,563	(919)	14,644
Other assets and liabilities	(8,941)	1,488	(7,453)
Net cash provided (used) by operating activities	32,463	(66)	32,397
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(103,041)	—	(103,041)
Net proceeds from businesses sold	13,487	—	13,487
Other investing transactions	(2,844)	—	(2,844)
Net cash provided (used) by investing activities	(92,398)	—	(92,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	957,500	—	957,500
Payments on revolving lines of credit	(1,001,500)	—	(1,001,500)
Proceeds from long-term debt	250,000	—	250,000
Payments on finance lease obligations	(7,194)	66	(7,128)
Payment of dividends	(27,247)	—	(27,247)
Proceeds from sale of treasury stock	10,970	—	10,970
Purchase of outstanding shares for treasury	(127,808)	—	(127,808)
Proceeds from sale of stock held by SECT	20,287	—	20,287
Purchase of stock held by SECT	(18,505)	—	(18,505)
Other financing transactions	(1,600)	—	(1,600)
Net cash provided (used) by financing activities	54,903	66	54,969
Effect of exchange rate changes on cash	(491)	—	(491)
Increase (decrease) in cash, cash equivalents and restricted cash	(5,523)	—	(5,523)
Cash, cash equivalents and restricted cash at beginning of year	64,537	—	64,537
Cash, cash equivalents and restricted cash at end of year	$59,014	$—	$59,014
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$6,288	$—	$6,288
Assets acquired through lease financing	36,787	(1,130)	35,657

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moog Inc. (the Company) as of September 27, 2025 and September 28, 2024, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 27, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 26, 2025 expressed an adverse opinion thereon.

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

Estimated costs at completion used to recognize revenue for select long-term production contracts

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue over time for U.S. Government contracts and certain large commercial contracts. Revenue is recognized for these contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. The Company regularly reviews the progress and performance on its ongoing contracts and adjusts the estimated costs at completion, as necessary. A change in these estimates could have a significant impact on the revenue recognition for select contracts with a higher magnitude and longer term of duration.
For a select group of long-term production contracts, auditing management’s estimates of the total costs at completion required a high degree of subjectivity and audit effort due to the judgment involved in evaluating the assumptions related to estimated material and labor costs to be incurred over the duration of these select contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the control over management’s review of estimated total contract costs at completion for these select long-term production contracts, including the data used in determining the underlying assumptions described above.

To test the accuracy of the Company’s estimated total contract costs at completion for the select long-term production contracts, our audit procedures included, among others, inquiries of key personnel involved in developing the estimates, inspection of historical program costs to support the future estimated costs, sensitivity analyses to evaluate changes in the revenue recognized that would result from changes in the estimated total contract costs at completion, and/or analytical procedures comparing profit rates to similar contracts. We assessed the historical accuracy of management’s estimated total contract costs at completion. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Buffalo, New York
November 26, 2025

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2025 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 27, 2025, due to the material weakness described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of its annual or interim financial statements, the Company determined that this deficiency constitutes a material weakness.
Management identified a material weakness in the design and operation of its controls over a distinct group of long-term aftermarket service revenue contracts in the Company’s Commercial Aircraft segment. Specifically, management did not have adequate controls to address the completeness and accuracy of key inputs utilized in recognizing revenue and contract losses for these contracts.
Notwithstanding such material weakness in internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
We completed one acquisition in 2025, which was excluded from our management's report on internal controls over financial reporting as of September 27, 2025. On July 1, 2025, we acquired COTSWORKS, Inc. This acquisition in included in our 2025 consolidated financial statements and constituted $67.5 million and $61.2 million of total and net assets, respectively, as of September 27, 2025 and $4.7 million and $2.2 million of revenues and net loss, respectively, for the year then ended.
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
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on Internal Control over Financial Reporting

We have audited Moog Inc.’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Moog Inc. (the Company) has not maintained effective internal control over financial reporting as of September 27, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness in the design and operation of its controls over long-term aftermarket service revenue contracts in the Company’s Commercial Aircraft segment. Specifically, management did not have adequate review controls to address the completeness and accuracy of key inputs utilized in recognizing revenue and contract losses for these contracts.

As indicated in the accompanying Management's Report on Internal Controls Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of COTSWORKS, Inc. which is included in the 2025 consolidated financial statements of the Company and constituted $67.5 million and $61.2 million of total and net assets, respectively, as of September 27, 2025 and $4.7 million and $2.2 million of revenues and net loss. respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal controls over financial reporting of COTSWORKS, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 27, 2025 and September 28, 2024, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 27, 2025, and the related notes and schedule listed in the Index at Item 15(2). The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated November 26, 2025 expressed an unqualified opinion thereon.

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
November 26, 2025

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 27, 2025, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of September 27, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 27, 2025, due to the material weakness described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of its annual or interim financial statements, the Company determined that this deficiency constitutes a material weakness.
Management identified a material weakness in the design and operation of its controls over distinct long-term aftermarket service revenue contracts in the Company’s Commercial Aircraft segment. Specifically, management did not have adequate controls to address the completeness and accuracy of key inputs utilized in recognizing revenue and contract losses for these contracts. The material weakness existed as of September 27, 2025 and prior periods.
Notwithstanding such material weakness in internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
We completed one acquisition in the fiscal year ended September 27, which was excluded from our management's report on internal controls over financial reporting as of September 27, 2025. On July 1, 2025, we acquired COTSWORKS, Inc. This acquisition is included in our 2025 consolidated financial statements and constituted $67.5 million and $61.2 million of total and net assets, respectively, as of September 27, 2025 and $4.7 million and $2.2 million of revenues and net loss, respectively, for the year then ended. As a result of this acquisition, the Company is in the process of reviewing the internal control structures of this business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 27, 2025. That report is included herein.

Remediation Plan
The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:
i)Design and implement targeted controls that address the completeness and accuracy of the inputs used in recognizing revenue and contract losses for the group of contracts described in the material weakness identified above.
ii)Enhance the design of certain policies and controls relating to access rights, data control, and change management in our information technology applications associated with the key reports used for these long-term aftermarket service contracts.
iii)Develop and implement additional training programs for relevant personnel addressing controls around the completeness and accuracy of key inputs and management review controls around accuracy and reasonableness of financial information used in the long-term aftermarket service revenue process.
iv)Reevaluate the talent and skillset of individuals involved in key management review control procedures for these contracts.

The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weakness.
Changes in Internal Control over Financial Reporting
Except as noted above in relation to the material weakness, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Item 9B.	Other Information.
During the quarter ended September 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the Company’s directors required by Item 401 of Regulation S-K will appear under the caption “Proposal 1 - Election of Directors” in the 2025 Proxy Statement and is incorporated herein by reference. Information concerning the Company’s executive officers required by Item 401 of Regulation S-K is presented under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated herein by reference. Information required by Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the captions “Audit Committee” and “Audit Committee Report” in the 2025 Proxy Statement and is incorporated herein by reference.
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
Information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2025 Proxy Statement and is incorporated herein by reference. Information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Executive Compensation Committee Interlocks and Insider Participation” and “The Executive Compensation Committee Report” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2025 Proxy Statement and is incorporated herein by reference. Information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2025 Proxy Statement and is incorporated herein by reference. Information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 will be included under the caption “Audit Fees and Pre-Approval Policy” in the 2025 Proxy Statement and is incorporated herein by reference.

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

3	Exhibits

Exhibit No.	Exhibit Description	Form	Filing Date or Filed Herewith
Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Moog Inc.	10-K	November 12, 2013
3.2	Amended and Restated By-laws of Moog Inc., dated November 25, 2024.	10-K	November 27, 2024
Instruments defining the rights of security holders, including indentures.
4.1	Indenture between Moog Inc. and MUFG Union Bank, N.A. as Trustee, dated December 13, 2019, relating to the 4.25% Senior Notes due 2027.	8-K	December 13, 2019
4.2	Description of Registrant's Securities.	10-K	November 12, 2019
4.3	Supplemental Indenture between Moog Inc., Moog Military Aircraft LLC and U.S. Bank Trust Company, National Association, dated December 11, 2023, relating to the 4.25% Senior Notes due 2027.	10-Q	April 26, 2024
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
		10-Q	April 26, 2024
10.5	Sixth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of October 27, 2022.	8-K	November 1, 2022
10.6	Seventh Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of May 30, 2025.	8-K	June 4, 2025
10.7	Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated July 26, 2018.	10-K	November 14, 2023
10.8	Fourth Amendment to the Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated November 6, 2024.	10-K	November 27, 2024
Management Contracts or Compensatory Plan or Arrangement
10.9	2008 Stock Appreciation Rights Plan.	14A	December 10, 2007
10.10	First Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	14A	December 13, 2012
10.11	Second Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	8-K	December 26, 2012
10.12	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan.	10-K	November 25, 2008
10.13	2014 Long Term Incentive Plan.	14A	December 12, 2014
10.14	First Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2015.	10-K	November 14, 2022
10.15	Second Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 15, 2016.	10-K	November 14, 2022
10.16	Third Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 11, 2019.	10-K	November 14, 2022
10.17	Fourth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2020.	10-K	November 14, 2022
10.18	Fifth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 16, 2021.	10-Q	January 28, 2022
10.19	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.20	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.21	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021

10.22	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021
10.23	Form of Time Vested Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 17, 2020).	10-K	November 15, 2021
10.24	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2022).	10-Q	February 3, 2023
10.25	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 14, 2023).	10-Q	January 26, 2024
10.26	Form of Time Vested Award Agreement under the 2014 Long Term Incentive Plan.	10-Q	January 24, 2025
10.27	2023 Management Short Term Incentive Plan.	10-K	November 14, 2022
10.28	Moog Inc. 2025 Short Term Incentive Plan, effective September 29, 2024.	10-K	November 27, 2024
10.29	Moog Inc. Short Term Incentive Plan, effective September 28, 2025.		X
10.30	Moog Inc. Deferred Compensation Plan for Directors and Officers, amended and restated effective January 1, 2005.	10-K	November 14, 2022
10.31	First Amendment to the Moog Inc. Deferred Compensation Plan for Directors and Officers, effective November 16, 2021.	10-Q	January 28, 2022
10.32	Form of Employment Termination Benefits Agreement between Moog Inc.and Employee-Officers.	10-K	September 25, 1999
10.33	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers.	10-Q	April 28, 2023
10.34	Form UK Severance Benefit Agreement.	10-Q	August 8, 2024
10.35	Moog Inc. Non-Qualified Deferred Compensation Plan.	8-K	November 12, 2025
10.36	Form of Indemnification Agreement for officers, directors and key employees.	8-K	December 1, 2004
10.37	Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Plan dated August 9, 2017.	8-K	August 11, 2017
10.38	Defined Contribution Supplemental Executive Retirement Plan, dated March 4, 2016.	10-Q	May 2, 2016
10.39	First Amendment to the Defined Contribution Supplemental Executive Retirement Plan, dated July 26, 2018.	10-Q	July 27, 2018
10.40	Moog Inc. Retirement Savings Restoration Plan.	10-K	November 14, 2022
10.41	First Amendment to the Moog Inc.Retirement Savings Restoration Plan.	10-K	November 14, 2022
10.42	Moog Inc. 2025 Long Term Incentive Plan.	DEF 14A	December 17, 2024
10.43	Form of Restricted Stock Unit Award Agreement under the 2025 Long Term Incentive Plan (for awards granted on or after November 11, 2025).		X
10.44	Form of Stock Bonus Award Agreement under the 2025 Long Term Incentive Plan (for awards granted on or after November 11, 2025).		X
10.45	Form of Other Stock-Based Award Agreement under the 2025 Long Term Incentive Plan (for awards granted on or after November 11, 2025).		X
10.46	Form of Performance Stock Unit Award Agreement under the 2025 Long Term Incentive Plan (for awards granted on or after November 11, 2025).		X
10.47	Other Material Contracts
	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015.	10-Q	May 4, 2015
10.48	Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014.	10-Q	February 3, 2015
10.49	Amendment No.1 to the Moog Inc. Stock Employee Compensation Trust Agreement, dated May 8, 2018.	10-Q	July 27, 2018
Other Exhibits
19	Moog Inc. Insider Trading Policy.	10-K	November 27, 2024
21	Registrant Subsidiary Listing.		X
23	Consent of Ernst & Young LLP.		X
97	Moog Inc. Compensation Clawback Policy, dated November 2023.	10-K	November 14, 2023
Executive Certifications
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Interactive Data Files
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.	X
All of the exhibits listed above have been filed under Moog Inc., Securities and Exchange Commission file number 1-05129.

Item 16.	Form 10-K Summary.

None.

Valuation and Qualifying Accounts

(dollars in thousands)					Schedule II
		Additions		Foreign
	Balance at	charged to		exchange	Balance
	beginning	expenses and		impact	at end
Description	of year	other accounts	Deductions*	and other	of year
Fiscal year ended September 30, 2023
Contract reserves	$66,288	$80,180	$83,421	$(72)	$62,975
Allowance for credit losses	4,608	1,786	2,200	(184)	4,010
Reserve for inventory valuation	140,605	20,286	21,336	2,244	141,799
Deferred tax valuation allowance	8,650	2,454	4,254	(420)	6,430
Fiscal year ended September 28, 2024
Contract reserves	$62,975	$133,180	$114,880	$(95)	$81,180
Allowance for credit losses	4,010	1,117	2,145	91	3,073
Reserve for inventory valuation	141,799	21,576	16,903	2,642	149,114
Deferred tax valuation allowance	6,430	4,693	218	—	10,905
Fiscal year ended September 27, 2025
Contract reserves	$81,180	$65,755	$62,146	$(429)	$84,360
Allowance for credit losses	3,073	808	1,316	38	2,603
Reserve for inventory valuation	149,114	27,734	31,218	501	146,131
Deferred tax valuation allowance	10,905	2,571	1,159	—	12,317
 * Includes the effects of divestitures.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ PAT ROCHE
Pat Roche
Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	November 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 26, 2025.

/s/ PAT ROCHE	/s/ WILLIAM G. GISEL, JR.
Pat Roche	William G. Gisel, Jr.
Chief Executive Officer	Director
(Principal Executive Officer)

/s/ JENNIFER WALTER	/s/ PETER J. GUNDERMANN
Jennifer Walter	Peter J. Gundermann
Chief Financial Officer	Director
(Principal Financial Officer)

/s/ NICHOLAS HART	/s/ KRAIG H. KAYSER
Nicholas Hart	Kraig H. Kayser
Controller	Director
(Principal Accounting Officer)

/s/ JOHN R. SCANNELL	/s/ MAHESH NARANG
John R. Scannell	Mahesh Narang
Chairman of the Board and Director	Director

/s/ JANET M. COLETTI	/s/ BRENDA L. REICHELDERFER
Janet M. Coletti	Brenda L. Reichelderfer
Director	Director

/s/ DONALD R. FISHBACK
Donald R. Fishback
Director