Form 10-Q
period 2026-01-03
MOOG INC.
filed 2026-01-30
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2026

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

The number of shares outstanding of each class of common stock as of January 23, 2026 was:
Class A common stock, 28,429,116 shares
Class B common stock, 3,296,444 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except share and per share data)	January 3, 2026	December 28, 2024
Net sales	$1,100,346	$907,882
Cost of sales	806,106	662,804
Gross profit	294,240	245,078
Research and development	24,634	23,605
Selling, general and administrative	148,959	128,137
Interest	17,195	16,248
Restructuring	1,451	3,784
Other	787	(1,131)
Earnings before income taxes	101,214	74,435
Income taxes	22,363	16,909
Net earnings	$78,851	$57,526

Net earnings per share
Basic	$2.49	$1.80
Diluted	$2.46	$1.78

Weighted average common shares outstanding
Basic	31,679,982	31,971,462
Diluted	32,045,389	32,407,293
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Net earnings	$78,851	$57,526
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	4,656	(41,596)
Retirement liability adjustment	1,586	2,151
Change in accumulated gain (loss) on derivatives	(319)	262
Other comprehensive income (loss), net of tax	5,923	(39,183)
Comprehensive income	$84,774	$18,343
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

(dollars in thousands)	January 3, 2026	September 27, 2025
ASSETS
Current assets
Cash and cash equivalents	$73,359	$62,013
Restricted cash	435	200
Receivables, net	554,295	506,768
Unbilled receivables	817,605	744,352
Inventories, net	915,691	914,302
Prepaid expenses and other current assets	88,910	142,345
Total current assets	2,450,295	2,369,980
Property, plant and equipment, net	1,043,003	1,019,906
Operating lease right-of-use assets	57,586	52,799
Goodwill	877,058	842,313
Intangible assets, net	63,558	66,101
Deferred income taxes	6,700	22,459
Other assets	53,693	52,497
Total assets	$4,551,893	$4,426,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$4,688	$1,563
Accounts payable	295,203	318,402
Accrued compensation	61,690	106,040
Contract advances and progress billings	410,447	372,988
Accrued liabilities and other	280,606	320,075
Total current liabilities	1,052,634	1,119,068
Long-term debt, excluding current installments	1,052,312	944,123
Long-term pension and retirement obligations	156,083	157,218
Deferred income taxes	33,025	32,600
Other long-term liabilities	192,039	180,491
Total liabilities	2,486,093	2,433,500
Shareholders’ equity
Common stock - Class A	43,864	43,864
Common stock - Class B	7,416	7,416
Additional paid-in capital	920,181	839,328
Retained earnings	2,904,206	2,834,548
Treasury shares	(1,241,614)	(1,209,200)
Stock Employee Compensation Trust	(214,872)	(195,491)
Supplemental Retirement Plan Trust	(201,585)	(170,191)
Accumulated other comprehensive loss	(151,796)	(157,719)
Total shareholders’ equity	2,065,800	1,992,555
Total liabilities and shareholders’ equity	$4,551,893	$4,426,055
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 3, 2026	December 28, 2024
COMMON STOCK
Beginning and end of period	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	839,328	784,509
Issuance of treasury shares	5,779	2,413
Equity-based compensation expense	3,980	3,346
Adjustment to market - SECT and SERP	71,094	(13,208)
End of period	920,181	777,060
RETAINED EARNINGS
Beginning of period	2,834,548	2,635,950
Net earnings	78,851	57,526
Dividends (1)	(9,193)	(8,961)
End of period	2,904,206	2,684,515
TREASURY SHARES AT COST
Beginning of period	(1,209,200)	(1,082,240)
Class A and B shares issued related to compensation	6,172	773
Class A and B shares purchased	(38,586)	(59,775)
End of period	(1,241,614)	(1,141,242)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(195,491)	(194,049)
Issuance of shares	27,233	9,665
Purchase of shares	(6,914)	(8,087)
Adjustment to market	(39,700)	6,252
End of period	(214,872)	(186,219)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(170,191)	(163,821)
Adjustment to market	(31,394)	6,956
End of period	(201,585)	(156,865)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(157,719)	(202,812)
Other comprehensive income (loss)	5,923	(39,183)
End of period	(151,796)	(241,995)
TOTAL SHAREHOLDERS’ EQUITY	$2,065,800	$1,786,534
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $0.29 and $0.28 per share for the three months ended January 3, 2026 and December 28, 2024, respectively.

Consolidated Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended
(share data)	January 3, 2026	December 28, 2024
COMMON STOCK - CLASS A
Beginning of period	43,863,458	43,835,149
Conversion of Class B to Class A	—	7,672
End of period	43,863,458	43,842,821
COMMON STOCK - CLASS B
Beginning of period	7,416,255	7,444,564
Conversion of Class B to Class A	—	(7,672)
End of period	7,416,255	7,436,892
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(15,013,457)	(14,633,512)
Class A shares issued related to compensation	8,852	12,333
Class A shares purchased	(5,289)	(224,107)
End of period	(15,009,894)	(14,845,286)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,825,989)	(2,861,088)
Class B shares issued related to compensation	163,611	67,873
Class B shares purchased	(159,655)	(73,388)
End of period	(2,822,033)	(2,866,603)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(526,644)	(548,084)
Issuance of shares	112,737	45,099
Purchase of shares	(31,339)	(38,485)
End of period	(445,246)	(541,470)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 3, 2026	December 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$78,851	$57,526
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24,885	22,429
Amortization	2,713	2,323
Deferred income taxes	15,602	(4,261)
Equity-based compensation expense	4,955	4,325
Other	217	1,401
Changes in assets and liabilities providing (using) cash:
Receivables	(46,404)	(63,037)
Unbilled receivables	(60,291)	(36,140)
Inventories	7,095	(48,612)
Accounts payable	(26,583)	(22,973)
Contract advances and progress billings	28,114	(4,043)
Accrued expenses	(54,463)	(27,301)
Accrued income taxes	(12,866)	(6,652)
Net pension and post retirement liabilities	871	636
Other assets and liabilities	(7,464)	(8,531)
Net cash provided (used) by operating activities	(44,768)	(132,910)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(34,380)	(32,778)
Net proceeds from businesses sold	—	13,487
Net proceeds from buildings sold	3,065	—
Other investing transactions	(156)	169
Net cash provided (used) by investing activities	(31,471)	(19,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	372,900	426,500
Payments on revolving lines of credit	(261,900)	(197,000)
Payments on finance lease obligations	(4,308)	(2,119)
Payment of dividends	(9,193)	(8,961)
Proceeds from sale of treasury stock	8,090	—
Purchase of outstanding shares for treasury	(37,847)	(55,692)
Proceeds from sale of stock held by SECT	27,233	9,665
Purchase of stock held by SECT	(6,914)	(8,087)
Other financing transactions	(339)	(439)
Net cash provided (used) by financing activities	87,722	163,867
Effect of exchange rate changes on cash	98	(2,564)
Increase (decrease) in cash, cash equivalents and restricted cash	11,581	9,271
Cash, cash equivalents and restricted cash at beginning of period	62,213	64,537
Cash, cash equivalents and restricted cash at end of period	$73,794	$73,808
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$3,861	$3,186
Assets acquired through lease financing	21,007	17,172
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended January 3, 2026 and December 28, 2024 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2025. All references to years in these financial statements are to fiscal years.
Revision of Prior Period Consolidated Financial Statements
As previously disclosed in the 2025 Form 10-K, we revised our prior period financial statements to correct for a misstatement related to the accounting for distinct long-term aftermarket service contracts with customers in the Commercial Aircraft segment, as well as other unrelated immaterial errors. The appropriate revisions to our historical Consolidated Financial Statements and the notes thereto are reflected herein, which include Note 7 - Leases and Note 18 - Segments. See Note 1 and Note 25 to our "Consolidated Financial Statements" in the 2025 Form 10-K for additional information.
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the three months ended January 3, 2026.

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

Contracts are sometimes modified to account for changes in contract specifications and requirements. When this occurs, we assess the modification as prescribed in ASC 606 and determine whether the modification should be accounted for as part of the existing contract (and revenue cumulatively caught up), whether the modification should be accounted for as the termination of an existing contract and the creation of a new contract, or whether the modification should be accounted for as a new contract. This is determined based on the rights and obligations within the modification as well as the associated transaction price.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three months ended January 3, 2026 we recognized additional revenue of $12,547 and for the three months ended December 28, 2024 we recognized additional revenue of $8,669 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three months ended January 3, 2026 and December 28, 2024.

As of January 3, 2026, we had contract reserves of $80,863. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Contract Assets and Liabilities
Unbilled receivables (contract assets) primarily represent revenues recognized for progress towards satisfying performance obligations but for which amounts have not been billed. Unbilled receivables are classified as current assets and in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of our contracts.

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

Total contract assets and contract liabilities are as follows:

	January 3, 2026	September 27, 2025
Unbilled receivables	$817,605	$744,352
Contract advances and progress billings	410,447	372,988
Net contract assets	$407,158	$371,364

The increase in net contract assets primarily reflects the impact of additional unbilled revenues during the period. For the three months ended January 3, 2026, we recognized $149,813 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of January 3, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $7,210,000. We expect to recognize approximately 45% of that amount as sales over the next twelve months and the balance thereafter.

Note 3 - Acquisitions and Assets Held for Sale
Acquisitions
On July 1, 2025, we acquired COTSWORKS, Inc., based in Ohio. COTSWORKS designs and manufactures rugged optical components and subsystems for harsh environment applications, primarily serving the commercial, military, aerospace and industrial markets. The purchase price allocation is substantially complete, with the exception of income tax assets and liabilities. This operation is included in our Space and Defense segment. The sales and results of COTSWORKS are immaterial in 2026.
Assets Held for Sale
At September 27, 2025, we had classified a business within our Space and Defense segment as held for sale. This resulted in $61,067 in prepaid expenses and other current assets and $15,524 in accrued liabilities and other as being held for sale. Management has subsequently decided to retain the business and as such the classifications as held for sale has been reversed in 2026. See Note 8 - Goodwill and Intangible Assets for additional details.

Note 4 - Receivables
Receivables consist of:

	January 3, 2026	September 27, 2025
Accounts receivable	$529,133	$483,872
Government assistance receivables	6,184	5,643
Other	22,465	19,856
Less allowance for credit losses	(3,487)	(2,603)
Receivables, net	$554,295	$506,768
Moog Receivables LLC (the "Receivables Subsidiary"), a wholly owned bankruptcy remote special purpose subsidiary of Moog Inc. (the "Company"), as seller, the Company, as master servicer, Wells Fargo Bank, N.A., as administrative agent (the "Agent") and certain purchasers (collectively, the "Purchasers") entered into the Third Amendment to the Amended and Restated Receivables Purchase Agreement (the "RPA"). The RPA matures on December 11, 2026 and is subject to customary termination events related to transactions of this type. See Note 21 - Subsequent Events, for information related to an amendment to the Receivables Purchase Agreement.

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

The proceeds of the RPA are classified as operating activities in our Consolidated Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA was $154,495 for the three months ended January 3, 2026. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of January 3, 2026, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold billed and unbilled receivables, which was $736,175 at January 3, 2026.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	January 3, 2026	September 27, 2025
Raw materials and purchased parts	$311,872	$301,679
Work in progress	510,284	520,315
Finished goods	93,535	92,308
Inventories, net	$915,691	$914,302
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of January 3, 2026 and September 27, 2025.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	January 3, 2026	September 27, 2025
Land	$33,792	$33,872
Buildings and improvements	746,957	737,053
Machinery and equipment	1,016,406	981,157
Computer equipment and software	257,518	253,924
Property, plant and equipment, at cost	2,054,673	2,006,006
Less accumulated depreciation and amortization	(1,011,670)	(986,100)
Property, plant and equipment, net	$1,043,003	$1,019,906

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

The components of lease expense were as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Operating lease cost	$8,984	$8,190

Finance lease cost:
Amortization of right-of-use assets	$3,300	$2,445
Interest on lease liabilities	2,239	1,704
Total finance lease cost	$5,539	$4,149
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$9,225	$8,244
Operating cash flow for finance leases	2,239	1,704
Financing cash flow for finance leases	4,308	2,119
Assets obtained in exchange for lease obligations:
Operating leases	$7,512	$8,121
Finance leases	13,495	9,051

Supplemental balance sheet information related to leases was as follows:

	January 3, 2026	September 27, 2025
Operating Leases:
Operating lease right-of-use assets	$57,586	$52,799

Accrued liabilities and other	$13,509	$11,697
Other long-term liabilities	55,135	52,549
Total operating lease liabilities	$68,644	$64,246

Finance Leases:
Property, plant, and equipment, at cost	$167,768	$157,533
Accumulated depreciation	(27,872)	(27,186)
Property, plant, and equipment, net	$139,896	$130,347

Accrued liabilities and other	$16,010	$14,920
Other long-term liabilities	127,824	119,155
Total finance lease liabilities	$143,834	$134,075

Weighted average remaining lease term in years:
Operating leases	6.0	6.2
Finance leases	17.1	17.6

Weighted average discount rates:
Operating leases	5.4%	5.3%
Finance leases	6.4%	6.4%
Maturities of lease liabilities were as follows:

	January 3, 2026
	Operating Leases	Finance Leases
2026	$12,561	$17,720
2027	15,807	22,009
2028	13,158	22,925
2029	10,739	23,948
2030	8,037	20,794
Thereafter	19,934	151,221
Total lease payments	80,236	258,617
Less: imputed interest	(11,592)	(114,783)
Total	$68,644	$143,834

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 27, 2025	$262,740	$118,545	$92,612	$368,416	$842,313
Adjustments to prior year acquisitions	(151)	—	—	—	(151)
Reclassification of held for sale	33,000	—	—	—	33,000
Foreign currency translation	8	525	—	1,363	1,896
Balance at January 3, 2026	$295,597	$119,070	$92,612	$369,779	$877,058
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at January 3, 2026. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at January 3, 2026.

The components of intangible assets are as follows:

		January 3, 2026		September 27, 2025
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$133,324	$(103,134)	$131,967	$(100,655)
Technology-related	9	78,821	(60,350)	77,172	(57,817)
Program-related	23	40,068	(27,065)	39,799	(26,476)
Marketing-related	8	22,425	(20,570)	21,387	(19,320)
Other	3	1,385	(1,346)	1,376	(1,332)
Intangible assets	12	$276,023	$(212,465)	$271,701	$(205,600)
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

Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	January 3, 2026	September 27, 2025
U.S. revolving credit facility	$303,000	$195,000
Term loan	250,000	250,000
SECT revolving credit facility	4,000	1,000
Senior notes 4.25%	500,000	500,000
Senior debt	1,057,000	946,000
Less deferred debt issuance cost	—	(314)
Less current installments	(4,688)	(1,563)
Long-term debt	$1,052,312	$944,123
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. Our loan agreement includes a $250,000 term loan, with installment payments of $3,125 in 2026, $9,375 in 2027 and the remaining balance on the maturity date of October 27, 2027. Additional principal payments may be required under certain conditions. The proceeds of the term loan were used to pay down outstanding revolver borrowings of the U.S. revolving credit facility. Interest on our outstanding U.S. revolving credit facility and term loan borrowings are based on SOFR plus the applicable margin. The U.S. revolving credit facility and term loan are secured by substantially all of our U.S. assets and contain various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.

The SECT has a revolving credit facility with a borrowing capacity of $25,000. On December 1, 2025, the SECT amended the revolving credit facility and extended the maturity date from October 26, 2026 to April 24, 2027. Interest is based on SOFR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.

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

Note 10 - Other Accrued Liabilities
Other accrued liabilities consists of:

	January 3, 2026	September 27, 2025
Employee benefits	$58,825	$57,019
Contract reserves	80,863	84,360
Warranty accrual	24,016	23,892
Accrued income taxes	21,864	30,392
Other	95,038	124,412
Other accrued liabilities	$280,606	$320,075
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Warranty accrual at beginning of period	$23,892	$23,548
Warranties issued during current period	1,411	1,726
Adjustments to pre-existing warranties	(389)	215
Reductions for settling warranties	(960)	(2,582)
Foreign currency translation	62	(405)
Warranty accrual at end of period	$24,016	$22,502

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $25,415 at January 3, 2026. These contracts mature at various times through December 23, 2026.

Foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2026 or 2025.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $175,893 at January 3, 2026. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended
	Statements of Earnings location	January 3, 2026	December 28, 2024
Net gain (loss)
Foreign currency contracts	Other	$9	$(12,271)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	January 3, 2026	September 27, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$55	$250
Foreign currency contracts	Other assets	—	39
	Total asset derivatives	$55	$289
Foreign currency contracts	Accrued liabilities and other	$150	$—
Foreign currency contracts	Other long-term liabilities	—	8
	Total liability derivatives	$150	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$511	$—
Foreign currency contracts	Accrued liabilities and other	$135	$1,502

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	January 3, 2026	September 27, 2025
Foreign currency contracts	Other current assets	$566	$250
Foreign currency contracts	Other assets	—	39
	Total assets	$566	$289
Foreign currency contracts	Accrued liabilities and other	$285	$1,502
Foreign currency contracts	Other long-term liabilities	—	8
Acquisition contingent consideration	Accrued liabilities and other	—	473
	Total liabilities	$285	$1,983
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Balance at beginning of period	$473	$2,839
Settlements paid in cash	(473)	(600)
Balance at end of period	$—	$2,239
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At January 3, 2026, the fair value of long-term debt was $1,050,769 compared to its carrying value of $1,057,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 13 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended
	January 3, 2026	December 28, 2024
U.S. defined contribution plans	$13,805	$11,880
Non-U.S. defined contribution plans	3,048	2,553
Total expense for defined contribution plans	$16,853	$14,433
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
U.S. Plans
Service cost	$2,017	$2,470
Interest cost	6,925	6,724
Expected return on plan assets	(8,414)	(7,900)
Amortization of actuarial loss	2,326	2,977
Expense for U.S. defined benefit plans	$2,854	$4,271
Non-U.S. Plans
Service cost	$698	$767
Interest cost	1,431	1,304
Expected return on plan assets	(1,054)	(1,035)
Amortization of prior service cost	15	14
Amortization of actuarial loss	125	189
Expense for non-U.S. defined benefit plans	$1,215	$1,239
Note 14 - Income Taxes
The effective tax rate for the three months ended January 3, 2026 and December 28, 2024 was 22.1% and 22.7%, respectively. The effective tax rates for the three months ended January 3, 2026 and December 28, 2024 are different than the U.S. federal statutory tax rate of 21% due to tax on earnings generated outside the U.S. with higher statutory rates and U.S. state income taxes, partially offset by research and development tax credits.

Note 15 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended January 3, 2026 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 27, 2025	$(74,614)	$(83,312)	$207	$(157,719)
OCI before reclassifications	4,656	(120)	(333)	4,203
Amounts reclassified from AOCIL	—	1,706	14	1,720
OCI, net of tax	4,656	1,586	(319)	5,923
AOCIL at January 3, 2026	$(69,958)	$(81,726)	$(112)	$(151,796)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statements of Earnings location	January 3, 2026	December 28, 2024
Retirement liability:
Prior service cost		$15	$14
Actuarial losses		2,210	2,818
Reclassification from AOCIL into earnings		2,225	2,832
Tax effect		(519)	(653)
Net reclassification from AOCIL into earnings		$1,706	$2,179
Derivatives:
Foreign currency contracts	Cost of sales	$18	$21
Reclassification from AOCIL into earnings		18	21
Tax effect		(4)	(5)
Net reclassification from AOCIL into earnings		$14	$16
Foreign currency translation:
Business dispositions	Other	$—	$11,012
Reclassification from AOCIL into earnings		—	11,012
Tax effect		—	—
Net reclassification from AOCIL into earnings		$—	$11,012
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Foreign currency contracts	$(436)	$321
Net gain (loss)	(436)	321
Tax effect	103	(75)
Net deferral in AOCIL of derivatives	$(333)	$246

Note 16 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
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
Note 17 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Basic weighted-average shares outstanding	31,679,982	31,971,462
Dilutive effect of equity-based awards	365,407	435,831
Diluted weighted-average shares outstanding	32,045,389	32,407,293

Note 18 - Segments
Disaggregation of net sales by segment for the three months ended January 3, 2026 and December 28, 2024 are as follows:

	Three Months Ended
Market Type	January 3, 2026	December 28, 2024
Net sales:
Space	$122,863	$108,187
Defense	201,415	139,597
Space and Defense	324,278	247,784
Original Equipment Manufacturers	177,656	166,207
Aftermarket	69,755	47,213
Military Aircraft	247,411	213,420
Original Equipment Manufacturers	170,296	141,077
Aftermarket	97,547	77,413
Commercial Aircraft	267,843	218,490
Energy	34,119	28,285
Industrial Automation	116,812	96,114
Simulation and Test	36,328	35,493
Medical	73,555	68,296
Industrial	260,814	228,188
Net sales	$1,100,346	$907,882

	Three Months Ended
Customer Type	January 3, 2026	December 28, 2024
Net sales:
Commercial	$62,347	$59,102
U.S. Government (including OEM)	211,001	162,285
Other	50,930	26,397
Space and Defense	324,278	247,784
U.S. Government (including OEM)	196,223	160,775
Other	51,188	52,645
Military Aircraft	247,411	213,420
Commercial	258,239	209,326
Other	9,604	9,164
Commercial Aircraft	267,843	218,490
Commercial	257,513	226,146
U.S. Government (including OEM)	820	591
Other	2,481	1,451
Industrial	260,814	228,188
Commercial	578,099	494,574
U.S. Government (including OEM)	408,044	323,651
Other	114,203	89,657
Net sales	$1,100,346	$907,882

	Three Months Ended
Revenue Recognition Method	January 3, 2026	December 28, 2024
Net sales:
Over-time	$284,079	$223,382
Point in time	40,199	24,402
Space and Defense	324,278	247,784
Over-time	213,802	176,554
Point in time	33,609	36,866
Military Aircraft	247,411	213,420
Over-time	205,632	161,212
Point in time	62,211	57,278
Commercial Aircraft	267,843	218,490
Over-time	22,862	26,967
Point in time	237,952	201,221
Industrial	260,814	228,188
Over-time	726,375	588,115
Point in time	373,971	319,767
Net sales	$1,100,346	$907,882

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM is responsible for allocating resources and assessing performance based on the segment’s operating profit or loss, among other considerations. Segment operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly attributable to the respective segment or allocated on the basis of sales, headcount or profit. Long-lived tangible assets and total asset information by segment in not provided to, or reviewed by our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

We report results to our CODM under our four segments identified as Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Disaggregation of operating results by segment and reconciliations to consolidated amounts are as follows:

	Three Months Ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Net sales:
Space and Defense	$324,278	$247,784
Military Aircraft	247,411	213,420
Commercial Aircraft	267,843	218,490
Industrial	260,814	228,188
Total net sales	1,100,346	907,882
Cost of sales:
Space and Defense	$229,501	$182,499
Military Aircraft	187,417	159,749
Commercial Aircraft	220,008	175,736
Industrial	169,180	144,820
Total cost of sales	$806,106	$662,804
Research and development:
Space and Defense	$8,181	$5,331
Military Aircraft	5,115	5,999
Commercial Aircraft	2,369	2,533
Industrial	8,969	9,742
Total research and development	$24,634	$23,605
Selling, general and administrative:
Space and Defense	$43,094	$31,410
Military Aircraft	26,991	24,419
Commercial Aircraft	17,461	14,827
Industrial	46,515	44,324
Corporate expenses	9,943	8,832
Equity based compensation expense	4,955	4,325
Total selling, general and administrative	$148,959	$128,137
Other operating (income) expenses:
Space and Defense	$732	$(236)
Military Aircraft	(240)	(356)
Commercial Aircraft	(409)	(373)
Industrial	16	3,854
Total other operating expenses	$99	$2,889

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment and reconciliations for the three months ended January 3, 2026 and December 28, 2024 are as follows:

	Three Months Ended
	January 3, 2026	December 28, 2024
Operating profit:
Space and Defense	$42,770	$28,780
Military Aircraft	28,128	23,609
Commercial Aircraft	28,414	25,767
Industrial	36,134	25,448
Total operating profit	135,446	103,604
Deductions from operating profit:
Interest expense	17,195	16,248
Equity-based compensation expense	4,955	4,325
Non-service pension expense	1,130	1,946
Corporate and other expenses, net	10,952	6,650
Earnings before income taxes	$101,214	$74,435
Depreciation and amortization:
Space and Defense	$7,102	$5,565
Military Aircraft	9,680	8,136
Commercial Aircraft	4,591	4,740
Industrial	6,189	6,264
Corporate	36	47
Total depreciation and amortization	$27,598	$24,752
Capital expenditures:
Space and Defense	$13,372	$14,405
Military Aircraft	10,217	8,403
Commercial Aircraft	6,921	3,014
Industrial	3,864	6,949
Corporate	6	7
Total capital expenditures	$34,380	$32,778

Note 19 - Related Party Transactions
Our transactions with related parties were not material for the three months ended January 3, 2026.
Note 20 - Commitments and Contingencies
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

We are contingently liable for $14,669 related to standby letters of credit issued by banks to third parties on our behalf at January 3, 2026.
Note 21 - Subsequent Event
On January 27, 2026, Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer, Truist Bank, as Administrative Agent and certain purchasers (collectively, the "Purchasers"), entered into the Fifth Amendment to the Amended and Restated Receivables Purchase Agreement. The RPA was amended to change the administrative agent and to extend the maturity to February 20, 2028. The RPA allows for the sale of receivables to the Purchasers in amounts up to a $125,000 limit, which is unchanged from the prior amendment.
On January 29, 2026, we declared a $0.30 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on February 26, 2026 to shareholders of record at the close of business on February 17, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 27, 2025. In addition, the following should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years. Amounts may differ due to rounding as dollar and percentage variances are computed based on reported values.

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

Under ASC 606, 66% of revenue was recognized over time for the three months ended January 3, 2026, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended January 3, 2026, 34% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

Our products and technologies affect millions of people worldwide. Our solutions preserve national security, ensure safe air transportation, reduce industrial factory emissions and enhance patients' lives, while driving innovation. Moog engineers collaboratively design and manufacture the most advanced motion control products, to the highest quality standards, for use in demanding applications. By building on these core foundational capabilities, we believe we have achieved a leadership position in the high-performance, precision controls market, and are "Shaping the way our world moves™".

We leverage our engineering expertise and close customer relationships to solve complex technical problems. This approach has allowed us to expand, organically and through acquisitions, our high-performance components business to also offer the design, manufacture and integration of high-performance systems across multiple markets. We continue to expand our content on existing platforms as well, seeking to be the leading precision motion-controls supplier across the niche markets we serve. We are also modernizing operations through productivity-enhancing technologies and targeted talent development to strengthen operational performance.

Our long-term strategies to achieve our financial objectives focus on pricing and simplification initiatives. Our pricing strategy seeks recognition for the value we deliver to our customers across our markets. Our simplification initiatives, guided by 80/20 principles, include:
•shaping our product and business portfolio to invest in growth areas and to divest non-core assets,
•rationalizing our global footprint to meet current and future business volumes,
•focusing our factories to meet the specific needs of each market, and
•investing in automation and technologies to improve operational efficiency.

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

Acquisitions and Assets Held for Sale
See Note 3 - Acquisitions and Assets Held for Sale in the Consolidated Financial Statements included in Item 1, Financial Statements of this report for details.

CRITICAL ACCOUNTING POLICIES
On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including revenue recognition on long-term contracts, contract reserves, reserves for inventory valuation and income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Basis of Presentation in the Consolidated Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued ASUs.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(In millions, except per share data)	January 3, 2026	December 28, 2024	$ Variance	% Variance
Net sales	$1,100	$908	$192	21%
Gross margin	26.7%	27.0%
Research and development expenses	25	24	1	4%
Selling, general and administrative expenses as a percentage of sales	13.5%	14.1%
Interest expense	17	16	1	6%
Restructuring expense	1	4	(2)
Other	1	(1)	2
Effective tax rate	22.1%	22.7%
Net earnings	$79	$58	$21	37%
Diluted earnings per share	$2.46	$1.78	$0.68	38%
Twelve-month backlog	$3,260	$2,500	$760	30%
Net sales increased across all our segments in the first quarter of 2026 compared to the first quarter of 2025.

Gross margin decreased in the first quarter of 2026 compared to the first quarter of 2025, driven by higher tariffs, primarily in Commercial Aircraft and Industrial.

Research and development expenses increased in the first quarter of 2026 compared to the first quarter of 2025, driven by activities supporting our new growth programs in Space and Defense.

Selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2026 compared to the first quarter of 2025, reflecting the incremental benefit from higher sales volume.

Interest expense increased in the first quarter of 2026 compared to the first quarter of 2025, driven by higher outstanding debt balances, partially offset by lower interest rates.

In the first quarter of 2026 and the first quarter of 2025, restructuring charges included charges for various simplification activities, primarily within Industrial and Space and Defense.

The effective tax rate was lower in the first quarter of 2026 compared to the first quarter of 2025, driven by discrete items primarily related to equity-based compensation.

The twelve-month backlog at January 3, 2026 increased as compared with the twelve-month backlog at December 28, 2024. The twelve-month backlog in Military Aircraft increased due to higher orders for new and current aircraft. Within Space and Defense, we had higher orders across the entire portfolio of the business, reflecting strong business capture and broad-based growth in both space and defense markets. Within Commercial Aircraft, we had higher orders for narrowbody and widebody OEM programs. The twelve-month backlog in Industrial increased primarily due to higher demand for liquid cooling pumps used in data centers.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, headcount or profit. Operating profit is reconciled to earnings before income taxes in Note 18 - Segments in the Notes to Consolidated Financial Statements included in this report.
Space and Defense

	Three Months Ended
(dollars in millions)	January 3, 2026	December 28, 2024	$ Variance	% Variance
Net sales	$324	$248	$76	31%
Operating profit	$43	$29	$14	49%
Operating margin	13.2%	11.6%
Space and Defense net sales increased in the first quarter of 2026 compared to the first quarter of 2025, reflecting broad-based defense demand. Demand was particularly strong for missile controls and satellite components.

Operating margin increased in the first quarter of 2026 compared to the first quarter of 2025, driven by profitable sales growth. This was partially offset by increased costs for business capture, product development, operational readiness investments and acquisition-related expenses.
Military Aircraft

	Three Months Ended
(dollars in millions)	January 3, 2026	December 28, 2024	$ Variance	% Variance
Net sales	$247	$213	$34	16%
Operating profit	$28	$24	$5	19%
Operating margin	11.4%	11.1%
Military Aircraft net sales increased in the first quarter of 2026 compared to the first quarter of 2025. Military aftermarket sales increased $23 million, driven by the receipt of a significant V-22 spares order. Sales increased in military OEM programs $11 million, driven by the ramp-up of activity on the MV-75 program.

Operating margin increased in the first quarter of 2026 compared to the first quarter of 2025. We benefitted from strong aftermarket sales, which was offset by a less favorable OEM sales mix.

Commercial Aircraft

	Three Months Ended
(dollars in millions)	January 3, 2026	December 28, 2024	$ Variance	% Variance
Net sales	$268	$218	$49	23%
Operating profit	$28	$26	$3	10%
Operating margin	10.6%	11.8%
Commercial Aircraft net sales increased in the first quarter of 2026 compared to the first quarter of 2025. Commercial OEM sales increased $29 million, as we experienced growth from production ramps on widebody and narrowbody programs. Commercial aftermarket sales increased $20 million, driven by higher repair volumes, associated with strong fleet utilization.

Operating margin decreased in the first quarter of 2026 compared to the first quarter of 2025. The decrease was driven by tariff pressure, which was partially mitigated by increased volume and pricing benefits.
Industrial

	Three Months Ended
(dollars in millions)	January 3, 2026	December 28, 2024	$ Variance	% Variance
Net sales	$261	$228	$33	14%
Operating profit	$36	$25	$11	42%
Operating margin	13.9%	11.2%
Industrial net sales increased in the first quarter of 2026 compared to the first quarter of 2025, driven by strong demand for data center cooling pumps, other industrial automation products and enteral feeding and IV sets.

Operating margin increased in the first quarter of 2026 compared to the first quarter of 2025, driven by the benefits from business optimization and sales growth, partially pressured by tariffs.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statements of Cash Flows

	Three Months Ended
(dollars in millions)	January 3, 2026	December 28, 2024	$ Variance
Net cash provided (used) by:
Operating activities	$(45)	$(133)	$88
Investing activities	(31)	(19)	(12)
Financing activities	88	164	(76)
Operating activities
Net cash used by operating activities was $45 million and $133 million in the first quarter of 2026 and first quarter of 2025, respectively. Changes in inventories provided $56 million more cash. Inventories decreased in Commercial Aircraft and Military Aircraft, as we delayed material receipts. Changes in customer advances provided $32 million more cash, as we secured customer advances on multiple space and defense programs.

Investing activities

Net cash used by investing activities in the first quarter of 2026 included capital expenditures of $34 million.

Net cash used by investing activities in the first quarter of 2025 included $33 million of capital expenditures, which were partially offset by $13 million of proceeds from the sales of businesses.

Financing activities

Net cash provided by financing activities in the first quarter of 2026 included $111 million of net borrowings on our credit facilities, which were partially offset by dividend payments of $9 million.

Net cash provided by financing activities in the first quarter of 2025 included $230 million of net borrowings on our credit facilities. Financing activities also included $39 million for shares under the authorized repurchase program and $9 million of cash dividends.
General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At January 3, 2026, our cash balances were $74 million, the majority of which is held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding U.S. revolving credit facility borrowings was 5.08% and is based on SOFR plus the applicable margin, which was 1.35% at January 3, 2026. Our loan agreement includes a $250 million term loan with installment payments of $3 million in 2026, $9 million in 2027 and the remaining balance on the maturity date of October 27, 2027. Additional principal payments may be required under certain conditions. The proceeds of the term loan were used to pay down the outstanding revolver borrowings of the U.S. revolving credit facility. The interest rate on the term loan borrowings was 5.11% and is based on SOFR plus the applicable margin, which was 1.35% at January 3, 2026.

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

The SECT has a revolving credit facility with a borrowing capacity of $25 million, maturing on April 24, 2027. Interest was 5.96% as of January 3, 2026 and is based on SOFR plus a margin of 2.23%.

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

At January 3, 2026, we had $815 million of unused capacity, including $793 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 4.73% as of January 3, 2026. See Note 21 - Subsequent Events, of Part I, Item 1, Financial Information of this report for additional details on the extension of this agreement.

We are in compliance with all covenants under each of our financing arrangements. See Note 4 - Receivables and Note 9 – Indebtedness.

Dividends and Common Stock
We believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.

We are currently paying quarterly cash dividends on our Class A and Class B common stock and expect to continue to do so for the foreseeable future. See the Consolidated Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information, of this report for additional details.

The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 1.7 million common shares remaining under this authorization. See the Consolidated Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report for additional details.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our Annual Report on Form 10-K for the year ended September 27, 2025. See Note 7 - Leases, Note 9 - Indebtedness, Note 13 - Employee Benefit Plans and Note 20 - Commitments and Contingencies, of Part I, Item 1, Financial Information, of this report for additional details.
ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense market and the industrial market. A common factor throughout our markets is the continuing demand for technologically advanced products.

Our aerospace and defense businesses currently represent 76% of our 2026 sales. Our defense market, which currently represents 52% of our 2026 sales, is directly affected by defense funding levels and product demand, which have recently increased. Our commercial aircraft market, which currently represents 24% of our 2026 sales, aligns with our customers' plans. Within our various industrial markets, which collectively represented 24% of our 2026 sales, our customers are affected by a broad range of factors.

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
.

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

Our simulation and test market mainly includes flight simulation products which are largely affected by the same factors as our commercial aircraft market. Demand for our flight simulation systems will match the airline training market and the change in domestic and foreign flight hours.

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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2025 sales were denominated in foreign currencies. During the first three months of 2026, average foreign currency rates generally strengthened against the U.S. dollar compared to 2025. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $8 million compared to the same period one year ago.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 27, 2025 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. The Company’s management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, due to the material weakness described below, the Company’s disclosure controls and procedures are not effective as of January 3, 2026 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As reported in Part II, Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, the Company previously identified a material weakness in the design and operation of its controls over distinct long-term aftermarket service revenue contracts in the Company’s Commercial Aircraft segment. Specifically, management did not have adequate controls to address the completeness and accuracy of key inputs utilized in recognizing revenue and contract reserves for these contracts. This material weakness continues to exist as of January 3, 2026.

In response to the material weakness, the Company’s management, with oversight of the Audit Committee of the Board of Directors, has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:
(i)Design and implement targeted controls that address the completeness and accuracy of the inputs used in recognizing revenue and contract reserves for the group of contracts described in the material weakness identified above.
(ii)Enhance the design of certain policies and controls relating to access rights, data control, and change management in our information technology applications associated with the key reports used for these long-term aftermarket service contracts.
(iii)Develop and implement additional training programs for relevant personnel addressing controls around the completeness and accuracy of key inputs and management review controls around accuracy and reasonableness of financial information used in the long-term aftermarket service revenue process.
(iv)Reevaluate the talent and skill set of individuals involved in key management review control procedures for these contracts.

While we continue making progress with these remediation efforts, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

(b)Changes in Internal Control over Financial Reporting. There have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 27, 2025 for a complete discussion of our risk factors. There have been no material changes in the current year regarding our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended January 3, 2026.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share (4)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
September 28, 2025 - November 1, 2025	40,784	$208.11	—	1,660,107
November 2, 2025 - November 29, 2025	57,162	217.22	—	1,660,107
November 30, 2025 - January 3, 2026	98,337	250.11	—	1,660,107
Total	196,283	$231.81	—	1,660,107
During the quarter ended January 3, 2026, no director or officer of the Company adopted or terminated a "Rule 10b 5-1 trading arrangement" or "Non-Rule 10b 5-1 trading arrangement," as each term is defined in item 408 of Regulation S-K.
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 13,702 shares at $207.65 in October, 7,234 shares at $214.62 in November and 10,403 shares at $241.88 in December.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In October, we accepted delivery of 5,122 Class A shares at $209.59 and 9,123 Class B shares at $207.05. In November, we accepted delivery of 167 Class A shares at $203.62 and 34,820 Class B shares at $218.78. In December, we accepted delivery of 2,975 Class B shares at $248.20. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 12,837 Class B shares at $208.77 per share from the SECT in October, 14,941 Class B shares at 214.98 in November and 84,959 Class B shares at $251.19 in December.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. No shares were purchased under the program for the quarter ended January 3, 2026.

(4)Excludes 1% excise tax accrued pursuant to the Inflation Reduction Act of 2022.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Fifth Amendment to the Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated December 1, 2025.
	10.2	Fifth Amendment to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2026, by and among Moog Receivables LLC, as Seller, Moog Inc as Master Servicer and Truist Bank as Administrative Agent.
	10.3	Form of Stock Bonus Award Agreement under the 2025 Long Term Incentive Plan (for awards granted on or after January 15, 2026).
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	January 30, 2026	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2026	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	January 30, 2026	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)