Form 10-Q
period 2026-03-28
MOOG INC.
filed 2026-04-24
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026

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

The number of shares outstanding of each class of common stock as of April 17, 2026 was:
Class A common stock, 28,439,084 shares
Class B common stock, 3,243,472 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$1,051,947	$934,022	$2,152,293	$1,841,904
Cost of sales	764,392	675,255	1,570,498	1,338,059
Inventory write-down	—	2,149	—	2,149
Gross profit	287,555	256,618	581,795	501,696
Research and development	26,662	24,481	51,296	48,086
Selling, general and administrative	136,324	133,932	285,283	262,069
Interest	15,540	19,548	32,735	35,796
Restructuring	1,505	2,425	2,956	6,209
Other	(1,295)	4,174	(508)	3,043
Earnings before income taxes	108,819	72,058	210,033	146,493
Income taxes	26,980	17,448	49,343	34,357
Net earnings	$81,839	$54,610	$160,690	$112,136

Net earnings per share
Basic	$2.58	$1.73	$5.07	$3.53
Diluted	$2.55	$1.71	$5.01	$3.49

Weighted average common shares outstanding
Basic	31,715,560	31,558,372	31,696,403	31,764,917
Diluted	32,102,535	31,942,315	32,072,594	32,174,804
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net earnings	$81,839	$54,610	$160,690	$112,136
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(11,018)	22,999	(6,362)	(18,597)
Retirement liability adjustment	1,859	1,724	3,445	3,875
Change in accumulated gain (loss) on derivatives	(392)	400	(711)	662
Other comprehensive income (loss), net of tax	(9,551)	25,123	(3,628)	(14,060)
Comprehensive income	$72,288	$79,733	$157,062	$98,076
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

(dollars in thousands)	March 28, 2026	September 27, 2025
ASSETS
Current assets
Cash and cash equivalents	$307,553	$62,013
Restricted cash	679	200
Receivables, net	605,518	506,768
Unbilled receivables	842,157	744,352
Inventories, net	931,804	914,302
Prepaid expenses and other current assets	105,830	142,345
Total current assets	2,793,541	2,369,980
Property, plant and equipment, net	1,060,100	1,019,906
Operating lease right-of-use assets	54,149	52,799
Goodwill	873,510	842,313
Intangible assets, net	60,544	66,101
Deferred income taxes	6,903	22,459
Other assets	53,851	52,497
Total assets	$4,902,598	$4,426,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$500,000	$1,563
Accounts payable	328,084	318,402
Accrued compensation	81,968	106,040
Contract advances and progress billings	469,206	372,988
Accrued liabilities and other	286,743	320,075
Total current liabilities	1,666,001	1,119,068
Long-term debt, excluding current installments	739,825	944,123
Long-term pension and retirement obligations	152,791	157,218
Deferred income taxes	45,489	32,600
Other long-term liabilities	196,012	180,491
Total liabilities	2,800,118	2,433,500
Shareholders’ equity
Common stock - Class A	43,874	43,864
Common stock - Class B	7,406	7,416
Additional paid-in capital	1,021,544	839,328
Retained earnings	2,976,532	2,834,548
Treasury shares	(1,252,323)	(1,209,200)
Stock Employee Compensation Trust	(279,828)	(195,491)
Supplemental Retirement Plan Trust	(253,378)	(170,191)
Accumulated other comprehensive loss	(161,347)	(157,719)
Total shareholders’ equity	2,102,480	1,992,555
Total liabilities and shareholders’ equity	$4,902,598	$4,426,055
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	920,181	777,060	839,328	784,509
Issuance of treasury shares	1,560	6,137	7,339	8,550
Equity-based compensation expense	4,061	2,668	8,041	6,014
Adjustment to market - SECT and SERP	95,742	(35,746)	166,836	(48,954)
End of period	1,021,544	750,119	1,021,544	750,119
RETAINED EARNINGS
Beginning of period	2,904,206	2,684,515	2,834,548	2,635,950
Net earnings	81,839	54,610	160,690	112,136
Dividends (1)	(9,513)	(9,145)	(18,706)	(18,106)
End of period	2,976,532	2,729,980	2,976,532	2,729,980
TREASURY SHARES AT COST
Beginning of period	(1,241,614)	(1,141,242)	(1,209,200)	(1,082,240)
Class A and B shares issued related to compensation	416	4,790	6,588	5,563
Class A and B shares purchased	(11,125)	(67,580)	(49,711)	(127,355)
End of period	(1,252,323)	(1,204,032)	(1,252,323)	(1,204,032)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(214,872)	(186,219)	(195,491)	(194,049)
Issuance of shares	6,549	9,624	33,782	19,289
Purchase of shares	(27,556)	(6,721)	(34,470)	(14,808)
Adjustment to market	(43,949)	20,371	(83,649)	26,623
End of period	(279,828)	(162,945)	(279,828)	(162,945)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(201,585)	(156,865)	(170,191)	(163,821)
Adjustment to market	(51,793)	15,375	(83,187)	22,331
End of period	(253,378)	(141,490)	(253,378)	(141,490)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(151,796)	(241,995)	(157,719)	(202,812)
Other comprehensive income (loss)	(9,551)	25,123	(3,628)	(14,060)
End of period	(161,347)	(216,872)	(161,347)	(216,872)
TOTAL SHAREHOLDERS’ EQUITY	$2,102,480	$1,806,040	$2,102,480	$1,806,040
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $0.30 and $0.59 per share for the three and six months ended March 28, 2026 and $0.29 and $0.57 per share for the three and six months ended March 29, 2025, respectively.

Consolidated Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Six Months Ended
(share data)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
COMMON STOCK - CLASS A
Beginning of period	43,863,458	43,842,821	43,863,458	43,835,149
Conversion of Class B to Class A	10,668	7,918	10,668	15,590
End of period	43,874,126	43,850,739	43,874,126	43,850,739
COMMON STOCK - CLASS B
Beginning of period	7,416,255	7,436,892	7,416,255	7,444,564
Conversion of Class B to Class A	(10,668)	(7,918)	(10,668)	(15,590)
End of period	7,405,587	7,428,974	7,405,587	7,428,974
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(15,009,894)	(14,845,286)	(15,013,457)	(14,633,512)
Class A shares issued related to compensation	—	425	8,852	12,758
Class A shares purchased	—	(291,204)	(5,289)	(515,311)
End of period	(15,009,894)	(15,136,065)	(15,009,894)	(15,136,065)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,822,033)	(2,866,603)	(2,825,989)	(2,861,088)
Class B shares issued related to compensation	36,160	76,885	199,771	144,758
Class B shares purchased	(35,500)	(53,528)	(195,155)	(126,916)
End of period	(2,821,373)	(2,843,246)	(2,821,373)	(2,843,246)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(445,246)	(541,470)	(526,644)	(548,084)
Issuance of shares	21,755	50,933	134,492	96,032
Purchase of shares	(89,142)	(34,547)	(120,481)	(73,032)
End of period	(512,633)	(525,084)	(512,633)	(525,084)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	March 28, 2026	March 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$160,690	$112,136
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	50,184	44,779
Amortization	5,449	4,629
Deferred income taxes	27,607	(12,824)
Equity-based compensation expense	9,725	8,020
Other	(217)	2,291
Changes in assets and liabilities providing (using) cash:
Receivables	(101,159)	(123,555)
Unbilled receivables	(85,779)	(31,216)
Inventories	(14,511)	(54,040)
Accounts payable	7,481	1,975
Contract advances and progress billings	88,508	8,501
Accrued expenses	(26,813)	(29,523)
Accrued income taxes	(23,972)	(22,429)
Net pension and post retirement liabilities	2,005	12,067
Other assets and liabilities	(14,372)	(13,705)
Net cash provided (used) by operating activities	84,826	(92,894)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(66,178)	(70,382)
Net proceeds from businesses sold	—	13,487
Net proceeds from buildings sold	3,065	—
Other investing transactions	(458)	(2,062)
Net cash provided (used) by investing activities	(63,571)	(58,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	869,400	752,500
Payments on revolving lines of credit	(1,064,400)	(462,000)
Proceeds from senior notes, net of issuance costs	492,221	—
Payments on finance lease obligations	(8,013)	(4,469)
Payment of dividends	(18,706)	(18,106)
Proceeds from sale of treasury stock	8,476	7,825
Purchase of outstanding shares for treasury	(50,431)	(126,425)
Proceeds from sale of stock held by SECT	33,782	19,289
Purchase of stock held by SECT	(34,470)	(14,808)
Other financing transactions	(3,116)	(1,457)
Net cash provided (used) by financing activities	224,743	152,349
Effect of exchange rate changes on cash	21	(2,309)
Increase (decrease) in cash, cash equivalents and restricted cash	246,019	(1,811)
Cash, cash equivalents and restricted cash at beginning of period	62,213	64,537
Cash, cash equivalents and restricted cash at end of period	$308,232	$62,726
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,451	$6,288
Assets acquired through lease financing	30,780	23,999
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 28, 2026 and March 29, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2025. All references to years in these financial statements are to fiscal years.
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
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the six months ended March 28, 2026.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This standard expands annual income tax disclosures to require specific categories in the rate reconciliation table to be disclosed using both percentages and reporting currency amounts and requires additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of income taxes paid by jurisdiction. The provisions of the standard are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2026
ASU no. 2024-03 Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses	This standard requires disclosure of specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization for each relevant expense caption on the income statement, as well as the total amount of selling expenses. Additionally, the amendments require disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The provisions of the standard are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2028

We consider the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.

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

The third step is determining the transaction price, which represents the amount of consideration we expect to be entitled to receive from a customer in exchange for providing the goods or services. There are times when this consideration is variable, for example a volume discount, and must be estimated. Sales, use, value-added and excise taxes are excluded from the transaction price, where applicable.

The fourth step is allocating the transaction price. The transaction price must be allocated to the performance obligations identified in the contract based on relative standalone selling prices when available, or an estimate for each distinct good or service in the contract when standalone prices are not available. Our contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 60 days of delivery. The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and six months ended March 28, 2026 we recognized additional revenue of $14,718 and $27,265 and for the three and six months ended March 29, 2025 we recognized additional revenue of $2,604 and $11,274 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and six months ended March 28, 2026 and March 29, 2025.

As of March 28, 2026, we had contract reserves of $81,217. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	March 28, 2026	September 27, 2025
Unbilled receivables	$842,157	$744,352
Contract advances and progress billings	469,206	372,988
Net contract assets	$372,951	$371,364

The increase in net contract assets primarily reflects the impact of additional unbilled revenues during the period. For the three and six months ended March 28, 2026, we recognized $64,087 and $213,900 of revenue that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of March 28, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $7,230,000. We expect to recognize approximately 46% of that amount as sales over the next twelve months and the balance thereafter.

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
Assets Held for Sale
At September 27, 2025, we had classified a business within our Space and Defense segment as held for sale. This resulted in $61,067 in prepaid expenses and other current assets and $15,524 in accrued liabilities and other as being held for sale. Management has subsequently decided to retain the business and as such the classification as held for sale has been reversed in 2026. See Note 8 - Goodwill and Intangible Assets for additional details.

Note 4 - Receivables
Receivables consist of:

	March 28, 2026	September 27, 2025
Accounts receivable	$584,709	$483,872
Government assistance receivables	4,817	5,643
Other	20,441	19,856
Less allowance for credit losses	(4,449)	(2,603)
Receivables, net	$605,518	$506,768
On January 27, 2026, Moog Receivables LLC (the "Receivables Subsidiary"), a wholly owned bankruptcy remote special purpose subsidiary of Moog Inc. (the "Company"), as seller, the Company, as master servicer, Truist Bank, as administrative agent (the "Agent") and certain purchasers (collectively, the "Purchasers") entered into the Fifth Amendment to the Amended and Restated Receivables Purchase Agreement (the "RPA"). The RPA was amended to change the administrative agent and extend the maturity to February 20, 2028. The RPA is subject to customary termination events related to transactions of this type.

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

The proceeds of the RPA are classified as operating activities in our Consolidated Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $237,201 and $391,696 for the three and six months ended March 28, 2026. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of March 28, 2026, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold billed and unbilled receivables, which was $776,845 at March 28, 2026.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	March 28, 2026	September 27, 2025
Raw materials and purchased parts	$341,992	$301,679
Work in progress	495,583	520,315
Finished goods	94,229	92,308
Inventories, net	$931,804	$914,302
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of March 28, 2026 and September 27, 2025.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	March 28, 2026	September 27, 2025
Land	$33,481	$33,872
Buildings and improvements	750,812	737,053
Machinery and equipment	1,037,910	981,157
Computer equipment and software	259,774	253,924
Property, plant and equipment, at cost	2,081,977	2,006,006
Less accumulated depreciation and amortization	(1,021,877)	(986,100)
Property, plant and equipment, net	$1,060,100	$1,019,906

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Operating lease cost	$8,999	$8,098	$17,983	$16,288

Finance lease cost:
Amortization of right-of-use assets	$3,626	$2,579	$6,926	$5,024
Interest on lease liabilities	2,379	1,827	4,618	3,531
Total finance lease cost	$6,005	$4,406	$11,544	$8,555
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$18,521	$16,524
Operating cash flow for finance leases	4,618	3,531
Financing cash flow for finance leases	8,013	4,469
Assets obtained in exchange for lease obligations:
Operating leases	$3,667	$9,499
Finance leases	27,113	14,500

Supplemental balance sheet information related to leases was as follows:

	March 28, 2026	September 27, 2025
Operating Leases:
Operating lease right-of-use assets	$54,149	$52,799

Accrued liabilities and other	$13,269	$11,697
Other long-term liabilities	51,569	52,549
Total operating lease liabilities	$64,838	$64,246

Finance Leases:
Property, plant, and equipment, at cost	$180,254	$157,533
Accumulated depreciation	(31,121)	(27,186)
Property, plant, and equipment, net	$149,133	$130,347

Accrued liabilities and other	$17,650	$14,920
Other long-term liabilities	135,464	119,155
Total finance lease liabilities	$153,114	$134,075

Weighted average remaining lease term in years:
Operating leases	5.9	6.2
Finance leases	16.4	17.6

Weighted average discount rates:
Operating leases	5.4%	5.3%
Finance leases	6.3%	6.4%
Maturities of lease liabilities were as follows:

	March 28, 2026
	Operating Leases	Finance Leases
2026	$8,300	$13,248
2027	15,880	24,415
2028	13,211	25,331
2029	10,791	26,375
2030	8,084	23,249
Thereafter	19,973	158,406
Total lease payments	76,239	271,024
Less: imputed interest	(11,401)	(117,910)
Total	$64,838	$153,114

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 27, 2025	$262,740	$118,545	$92,612	$368,416	$842,313
Adjustments to prior year acquisitions	82	—	—	—	82
Reclassification of held for sale	33,000	—	—	—	33,000
Foreign currency translation	(1)	(60)	—	(1,824)	(1,885)
Balance at March 28, 2026	$295,821	$118,485	$92,612	$366,592	$873,510
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at March 28, 2026. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at March 28, 2026.

The components of intangible assets are as follows:

		March 28, 2026		September 27, 2025
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$132,645	$(103,738)	$131,967	$(100,655)
Technology-related	9	78,515	(61,048)	77,172	(57,817)
Program-related	23	39,770	(27,271)	39,799	(26,476)
Marketing-related	8	22,336	(20,697)	21,387	(19,320)
Other	3	1,303	(1,271)	1,376	(1,332)
Intangible assets	12	$274,569	$(214,025)	$271,701	$(205,600)
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

Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	March 28, 2026	September 27, 2025
Revolving loan (Credit Facility)	$—	$195,000
Term loan (Credit Facility)	250,000	250,000
Revolving loan (SECT)	1,000	1,000
Senior notes 5.50%	500,000	—
Senior notes 4.25%	500,000	500,000
Senior debt	1,251,000	946,000
Less deferred debt issuance cost	(11,175)	(314)
Less current installments	(500,000)	(1,563)
Long-term debt	$739,825	$944,123

On February 26, 2026, we entered into the Eighth Amended and Restated Loan Agreement (the "Credit Facility"), which amended and restated our prior credit agreement and, among other things, extended the maturity date of our revolving loan from October 27, 2027 to February 26, 2031. The revolving loan has aggregate commitments of $1,100,000. The agreement also permits us to request incremental revolving commitments and/or one or more incremental term loan facilities in an aggregate amount of up to $400,000, upon satisfaction of certain conditions. The agreement also includes a $250,000 term loan maturing on February 26, 2031. The term loan amortizes in quarterly installments of $4,688 in 2027, $6,250 in 2028, $10,938 in 2029, $9,375 in 2030, $6,250 in 2031 and the remaining balance on the maturity date of February 26, 2031. Interest on our outstanding revolving loan and term loan borrowings is based on SOFR plus the applicable margin. The revolving loan and term loan are secured by substantially all our U.S. assets and contain various covenants which, among others, specify interest coverage and maximum leverage. As of March 28, 2026, we were in compliance with all covenants.

The SECT has a revolving loan with a borrowing capacity of $25,000. On December 1, 2025, the SECT amended the revolving loan and extended the maturity date from October 26, 2026 to April 24, 2027. Interest is based on SOFR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.

On March 24, 2026, we completed the sale of $500,000 aggregate principal amount of 5.50% senior notes due October 15, 2034. Interest on the senior notes is payable semiannually on April 15 and October 15 of each year, beginning on October 15, 2026. The senior notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by certain subsidiaries that are guarantors under the indenture. The indenture governing the senior notes contains certain restrictive covenants that, subject to important exceptions and limitations, limit our ability and the ability of certain of our subsidiaries to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell substantially all of our assets. As of March 28, 2026, we were in compliance with all covenants under the indenture.

On March 4, 2026, we issued a notice of redemption to holders of our 4.25% senior notes due on December 15, 2027, to redeem and retire all of the outstanding notes. The notes were redeemed on April 3, 2026 at a redemption price equal to 100.00% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, pursuant to an early redemption right. We redeemed the $500,000 aggregate principal amount of the notes using net proceeds available from the issuance of the 5.50% senior notes, together with cash on hand.

Note 10 - Other Accrued Liabilities
Other accrued liabilities consists of:

	March 28, 2026	September 27, 2025
Employee benefits	$57,662	$57,019
Contract reserves	81,217	84,360
Warranty accrual	23,285	23,892
Accrued income taxes	20,056	30,392
Other	104,523	124,412
Other accrued liabilities	$286,743	$320,075
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Warranty accrual at beginning of period	$24,016	$22,502	$23,892	$23,548
Warranties issued during current period	857	1,828	2,268	3,554
Adjustments to pre-existing warranties	(415)	(892)	(804)	(677)
Reductions for settling warranties	(1,088)	(1,823)	(2,048)	(4,405)
Foreign currency translation	(85)	167	(23)	(238)
Warranty accrual at end of period	$23,285	$21,782	$23,285	$21,782

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $17,782 at March 28, 2026. These contracts mature at various times through December 23, 2026.

Foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2026 or 2025.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $199,206 at March 28, 2026. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net gain (loss)
Foreign currency contracts	Other	$(3,335)	$3,533	$(3,326)	$(8,738)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	March 28, 2026	September 27, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$41	$250
Foreign currency contracts	Other assets	—	39
	Total asset derivatives	$41	$289
Foreign currency contracts	Accrued liabilities and other	$607	$—
Foreign currency contracts	Other long-term liabilities	—	8
	Total liability derivatives	$607	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$1	$—
Foreign currency contracts	Accrued liabilities and other	$1,250	$1,502

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	March 28, 2026	September 27, 2025
Foreign currency contracts	Other current assets	$42	$250
Foreign currency contracts	Other assets	—	39
	Total assets	$42	$289
Foreign currency contracts	Accrued liabilities and other	$1,857	$1,502
Foreign currency contracts	Other long-term liabilities	—	8
Acquisition contingent consideration	Accrued liabilities and other	—	473
	Total liabilities	$1,857	$1,983
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Balance at beginning of period	$—	$2,239	$473	$2,839
Increase in earn out provisions	—	76	—	76
Settlements paid in cash	—	(1,442)	(473)	(2,042)
Balance at end of period	$—	$873	$—	$873
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 28, 2026, the fair value of long-term debt was $1,239,443 compared to its carrying value of $1,251,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 13 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. defined contribution plans	$14,009	$12,427	$27,814	$24,307
Non-U.S. defined contribution plans	3,058	2,591	6,106	5,144
Total expense for defined contribution plans	$17,067	$15,018	$33,920	$29,451
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. Plans
Service cost	$2,017	$2,471	$4,034	$4,941
Interest cost	6,924	6,724	13,849	13,448
Expected return on plan assets	(8,414)	(7,900)	(16,828)	(15,800)
Amortization of actuarial loss	2,327	2,977	4,653	5,954
Expense for U.S. defined benefit plans	$2,854	$4,272	$5,708	$8,543
Non-U.S. Plans
Service cost	$703	$764	$1,401	$1,531
Interest cost	1,455	1,290	2,886	2,594
Expected return on plan assets	(1,065)	(1,027)	(2,119)	(2,062)
Amortization of prior service cost	15	15	30	29
Amortization of actuarial loss	127	187	252	376
Expense for non-U.S. defined benefit plans	$1,235	$1,229	$2,450	$2,468
Note 14 - Income Taxes
The effective tax rate for the three and six months ended March 28, 2026 was 24.8% and 23.5%, respectively. The effective tax rate for the three and six months ended March 29, 2025 was 24.2% and 23.5%, respectively. The effective tax rates for the three and six months ended March 28, 2026 and March 29, 2025 are different than the U.S. federal statutory tax rate of 21% due to tax on earnings generated outside the U.S. with higher statutory rates and U.S. state income taxes, partially offset by research and development tax credits.

Note 15 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended March 28, 2026 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 27, 2025	$(74,614)	$(83,312)	$207	$(157,719)
OCI before reclassifications	(6,362)	29	(703)	(7,036)
Amounts reclassified from AOCIL	—	3,416	(8)	3,408
OCI, net of tax	(6,362)	3,445	(711)	(3,628)
AOCIL at March 28, 2026	$(80,976)	$(79,867)	$(504)	$(161,347)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Retirement liability:
Prior service cost		$15	$15	$30	$29
Actuarial losses		2,214	2,816	4,424	5,634
Reclassification from AOCIL into earnings		2,229	2,831	4,454	5,663
Tax effect		(519)	(655)	(1,038)	(1,308)
Net reclassification from AOCIL into earnings		$1,710	$2,176	$3,416	$4,355
Derivatives:
Foreign currency contracts	Cost of sales	$(29)	$(51)	$(11)	$(30)
Reclassification from AOCIL into earnings		(29)	(51)	(11)	(30)
Tax effect		7	12	3	7
Net reclassification from AOCIL into earnings		$(22)	$(39)	$(8)	$(23)
Foreign currency translation:
Business dispositions	Other	$—	$(10)	$—	$11,002
Reclassification from AOCIL into earnings		—	(10)	—	11,002
Tax effect		—	—	—	—
Net reclassification from AOCIL into earnings		$—	$(10)	$—	$11,002
Reclassification from AOCIL into earnings for the Retirement liability is included in the computation of non-service pension expense, which is included in Other on the Consolidated Statements of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Foreign currency contracts	$(484)	$576	$(920)	$897
Net gain (loss)	(484)	576	(920)	897
Tax effect	114	(137)	217	(212)
Net deferral in AOCIL of derivatives	$(370)	$439	$(703)	$685

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
Note 17 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Basic weighted-average shares outstanding	31,715,560	31,558,372	31,696,403	31,764,917
Dilutive effect of equity-based awards	386,975	383,943	376,191	409,887
Diluted weighted-average shares outstanding	32,102,535	31,942,315	32,072,594	32,174,804

Note 18 - Segments
Disaggregation of net sales by segment for the three and six months ended March 28, 2026 and March 29, 2025 are as follows:

	Three Months Ended		Six Months Ended
Market Type	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales:
Space	$127,557	$122,018	$250,420	$230,205
Defense	186,036	148,166	387,451	287,763
Space and Defense	313,593	270,184	637,871	517,968
Original Equipment Manufacturers	183,524	165,166	361,180	331,373
Aftermarket	51,965	48,683	121,720	95,896
Military Aircraft	235,489	213,849	482,900	427,269
Original Equipment Manufacturers	163,837	135,648	334,133	276,725
Aftermarket	83,170	79,915	180,717	157,328
Commercial Aircraft	247,007	215,563	514,850	434,053
Energy	33,476	38,933	67,595	67,218
Industrial Automation	123,339	95,063	240,151	191,177
Simulation and Test	32,431	34,816	68,759	70,309
Medical	66,612	65,614	140,167	133,910
Industrial	255,858	234,426	516,672	462,614
Net sales	$1,051,947	$934,022	$2,152,293	$1,841,904

	Three Months Ended		Six Months Ended
Customer Type	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales:
Commercial	$46,706	$32,007	$109,053	$91,109
U.S. Government (including OEM)	214,076	212,259	425,077	374,544
Other	52,811	25,918	103,741	52,315
Space and Defense	313,593	270,184	637,871	517,968
U.S. Government (including OEM)	176,177	159,066	372,400	319,841
Other	59,312	54,783	110,500	107,428
Military Aircraft	235,489	213,849	482,900	427,269
Commercial	235,106	205,882	493,345	415,208
Other	11,901	9,681	21,505	18,845
Commercial Aircraft	247,007	215,563	514,850	434,053
Commercial	251,897	229,781	509,410	455,927
U.S. Government (including OEM)	887	2,106	1,707	2,697
Other	3,074	2,539	5,555	3,990
Industrial	255,858	234,426	516,672	462,614
Commercial	533,709	467,670	1,111,808	962,244
U.S. Government (including OEM)	391,140	373,431	799,184	697,082
Other	127,098	92,921	241,301	182,578
Net sales	$1,051,947	$934,022	$2,152,293	$1,841,904

	Three Months Ended		Six Months Ended
Revenue Recognition Method	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales:
Over-time	$279,637	$242,650	$563,716	$466,032
Point in time	33,956	27,534	74,155	51,936
Space and Defense	313,593	270,184	637,871	517,968
Over-time	201,275	181,079	415,077	357,633
Point in time	34,214	32,770	67,823	69,636
Military Aircraft	235,489	213,849	482,900	427,269
Over-time	182,592	154,862	388,224	316,074
Point in time	64,415	60,701	126,626	117,979
Commercial Aircraft	247,007	215,563	514,850	434,053
Over-time	21,765	28,273	44,627	55,240
Point in time	234,093	206,153	472,045	407,374
Industrial	255,858	234,426	516,672	462,614
Over-time	685,269	606,864	1,411,644	1,194,979
Point in time	366,678	327,158	740,649	646,925
Net sales	$1,051,947	$934,022	$2,152,293	$1,841,904

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM is responsible for allocating resources and assessing performance based on the segment’s operating profit or loss, among other considerations. Segment operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly attributable to the respective segment or allocated on the basis of sales, headcount or profit. Long-lived tangible assets and total asset information by segment is not provided to or reviewed by our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

We report results to our CODM under our four segments identified as Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Disaggregation of operating results by segment and reconciliations to consolidated amounts are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales:
Space and Defense	$313,593	$270,184	$637,871	$517,968
Military Aircraft	235,489	213,849	482,900	427,269
Commercial Aircraft	247,007	215,563	514,850	434,053
Industrial	255,858	234,426	516,672	462,614
Total net sales	$1,051,947	$934,022	2,152,293	1,841,904
Cost of sales:
Space and Defense	$222,710	$196,780	$452,211	$379,279
Military Aircraft	173,028	155,801	360,445	315,550
Commercial Aircraft	199,839	171,865	419,847	347,601
Industrial	168,815	150,809	337,995	295,629
Total cost of sales	$764,392	$675,255	$1,570,498	$1,338,059
Inventory write-down:
Space and Defense	$—	$449	$—	$449
Military Aircraft	—	—	—	—
Commercial Aircraft	—	—	—	—
Industrial	—	1,700	—	1,700
Total inventory write-down	$—	$2,149	$—	$2,149
Research and development:
Space and Defense	$9,550	$5,939	$17,731	$11,270
Military Aircraft	6,175	6,947	11,290	12,946
Commercial Aircraft	2,172	2,649	4,541	5,182
Industrial	8,765	8,946	17,734	18,688
Total research and development	$26,662	$24,481	$51,296	$48,086
Selling, general and administrative:
Space and Defense	$36,893	$33,674	$79,987	$65,084
Military Aircraft	24,861	27,579	51,852	51,998
Commercial Aircraft	15,893	16,043	33,354	30,870
Industrial	46,145	44,369	92,660	88,693
Corporate expenses	7,762	8,572	17,705	17,404
Equity based compensation expense	4,770	3,695	9,725	8,020
Total selling, general and administrative	$136,324	$133,932	$285,283	$262,069
Other operating (income) expenses:
Space and Defense	$1,175	$564	$1,907	$328
Military Aircraft	(885)	(194)	(1,125)	(550)
Commercial Aircraft	(213)	(341)	(622)	(714)
Industrial	(913)	1,392	(897)	5,246
Total other operating expenses	$(836)	$1,421	$(737)	$4,310

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Operating profit:
Space and Defense	$43,265	$32,778	$86,035	$61,558
Military Aircraft	32,310	23,716	60,438	47,325
Commercial Aircraft	29,316	25,347	57,730	51,114
Industrial	33,046	27,210	69,180	52,658
Total operating profit	137,937	109,051	273,383	212,655
Deductions from operating profit:
Interest expense	15,540	19,548	32,735	35,796
Equity-based compensation expense	4,770	3,695	9,725	8,020
Non-service pension expense	1,147	1,939	2,277	3,885
Corporate and other expenses, net	7,661	11,811	18,613	18,461
Earnings before income taxes	$108,819	$72,058	$210,033	$146,493
Depreciation and amortization:
Space and Defense	$7,227	$5,758	$14,329	$11,323
Military Aircraft	10,270	8,204	19,950	16,340
Commercial Aircraft	4,224	4,436	8,815	9,176
Industrial	6,277	6,212	12,466	12,476
Corporate	37	46	73	93
Total depreciation and amortization	$28,035	$24,656	$55,633	$49,408
Capital expenditures:
Space and Defense	$10,963	$15,911	$24,335	$30,316
Military Aircraft	9,489	10,850	19,706	19,253
Commercial Aircraft	5,561	4,541	12,482	7,555
Industrial	5,778	6,268	9,642	13,217
Corporate	7	34	13	41
Total capital expenditures	$31,798	$37,604	$66,178	$70,382
Segment results exclude intercompany sales as those activities are eliminated in consolidation and are not considered in assessing the performance of each segment. Other segment operating income and expenses include restructuring, asset impairments, fair value adjustments, gains or losses on business disposals, royalty income and miscellaneous income and expenses.

Note 19 - Related Party Transactions
Our transactions with related parties were not material for the three and six months ended March 28, 2026.
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

We are contingently liable for $14,802 related to standby letters of credit issued by banks to third parties on our behalf at March 28, 2026.
Note 21 - Subsequent Events
On April 23, 2026, we declared a $0.30 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on May 21, 2026, to shareholders of record at the close of business on May 12, 2026.
On April 3, 2026 we redeemed in full all $500,000 aggregate principal amount of our outstanding 4.25% senior notes, due 2027, at a redemption price equal to 100.00%. See Note 9 - Indebtedness for additional details.

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

OVERVIEW
We are a worldwide designer, manufacturer and systems integrator of high performance precision motion and fluid control and control systems for a broad range of applications. We primarily operate in the aerospace and defense market, and also operate in the industrial and medical markets.

Within the aerospace and defense market, our products and systems include:
•Defense market - primary and secondary flight controls and components for military aircraft, tactical and strategic missile steering controls, defense ground vehicle systems including turreted weapon systems and various other defense components.
•Commercial aircraft market - primary and secondary flight controls and components for commercial aircraft.
•Space market - satellite avionics, propulsion and positioning controls and components, launcher thrust vector controls and components, as well as integrated space vehicles.
Outside of the aerospace and defense market, our products and systems in the industrial and medical markets span a wide range of applications including:
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

Under ASC 606, 65% of revenue was recognized over time for the three months ended March 28, 2026, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended March 28, 2026, 35% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
(In millions, except per share data)	March 28, 2026	March 29, 2025	$ Variance	% Variance	March 28, 2026	March 29, 2025	$ Variance	% Variance
Net sales	$1,052	$934	$118	13%	$2,152	$1,842	$310	17%
Gross margin	27.3%	27.5%			27.0%	27.2%
Research and development expenses	27	24	2	9%	51	48	3	7%
Selling, general and administrative expenses as a percentage of sales	13.0%	14.3%			13.3%	14.2%
Interest expense	16	20	(4)	(21%)	33	36	(3)	(9%)
Restructuring expense	2	2	(1)		3	6	(3)
Other	(1)	4	(5)		(1)	3	(4)
Effective tax rate	24.8%	24.2%			23.5%	23.5%
Net earnings	$82	$55	$27	50%	$161	$112	$49	43%
Diluted earnings per share	$2.55	$1.71	$0.84	49%	$5.01	$3.49	$1.52	44%
Twelve-month backlog					$3,310	$2,490	$820	33%
Net sales increased across all our segments in the second quarter and in the first half of 2026 compared to the second quarter and the first half of 2025.

Gross margin decreased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by higher tariffs across all our segments, particularly in Commercial Aircraft, partially offset by profitable sales growth in Space and Defense.

Research and development expenses increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by activities supporting our current and future growth programs in Space and Defense.

Selling, general and administrative expenses as a percentage of sales decreased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, reflecting the incremental benefit from higher sales volume.

Interest expense decreased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by lower outstanding debt balances and lower interest rates.

In the second quarter and first half of 2026 and in the second quarter and first half of 2025, restructuring charges included charges for various simplification activities, primarily within Industrial and Space and Defense.

The effective tax rate was higher in the second quarter of 2026 compared to the second quarter of 2025, driven by recently enacted legislation. The effective tax rate was unchanged in the first half of 2026 compared to the first half of 2025, as discrete items, primarily related to equity-based compensation, offset by the recently enacted legislation.

The twelve-month backlog as of March 28, 2026 increased as compared with the twelve-month backlog as of March 29, 2025. Military Aircraft's twelve-month backlog increased due to higher orders for new and current aircraft. Within Commercial Aircraft, we had higher orders for narrowbody and widebody OEM programs. Within Space and Defense, we had higher orders across the entire portfolio of the business, reflecting strong business capture and broad-based growth in both defense and space markets. Industrial's twelve-month backlog increased primarily due to higher demand for liquid cooling pumps used in data centers.

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

Space and Defense

	Three Months Ended				Six Months Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Variance	% Variance	March 28, 2026	March 29, 2025	$ Variance	% Variance
Net sales	$314	$270	$43	16%	$638	$518	$120	23%
Operating profit	$43	$33	$10	32%	$86	$62	$24	40%
Operating margin	13.8%	12.1%			13.5%	11.9%
Space and Defense net sales increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, reflecting broad-based defense demand. Demand was particularly strong for space vehicles and missile controls.

Operating margin increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by profitable sales growth. This was partially offset by increased costs for business capture, product development and operational readiness.

Military Aircraft

	Three Months Ended				Six Months Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Variance	% Variance	March 28, 2026	March 29, 2025	$ Variance	% Variance
Net sales	$235	$214	$22	10%	$483	$427	$56	13%
Operating profit	$32	$24	$9	36%	$60	$47	$13	28%
Operating margin	13.7%	11.1%			12.5%	11.1%
Military Aircraft net sales increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025.

In the second quarter of 2026 compared to the second quarter of 2025, military OEM sales increased $18 million, driven by higher activity on the MV-75 program. Military aftermarket sales increased $3 million.

In the first half of 2026 compared to the first half of 2025, military OEM sales increased $30 million, driven by higher activity on the MV-75 program. Military aftermarket sales increased $26 million, driven by a significant V-22 spares order in the first quarter of 2026.

Operating margin increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by profitable sales growth.

Commercial Aircraft

	Three Months Ended				Six Months Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Variance	% Variance	March 28, 2026	March 29, 2025	$ Variance	% Variance
Net sales	$247	$216	$31	15%	$515	$434	$81	19%
Operating profit	$29	$25	$4	16%	$58	$51	$7	13%
Operating margin	11.9%	11.8%			11.2%	11.8%
Commercial Aircraft net sales increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025.

In the second quarter of 2026 compared to the second quarter of 2025, commercial OEM sales increased $28 million, driven by increased volume and pricing on certain production programs. Commercial aftermarket sales increased $3 million.

In the first half of 2026 compared to the first half of 2025, commercial OEM sales increased $57 million, driven by increased volume and pricing on certain production programs. Commercial aftermarket sales increased $23 million, driven by the timing of repair volumes in the first quarter of 2026.

Operating margin increased in the second quarter of 2026 compared to the second quarter of 2025. The increase was driven by pricing benefits, which were partially offset by tariff pressure.

Operating margin decreased in the first half of 2026 compared to the first half of 2025. The decrease was driven by tariff pressure, which was partially mitigated by pricing benefits.

Industrial

	Three Months Ended				Six Months Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Variance	% Variance	March 28, 2026	March 29, 2025	$ Variance	% Variance
Net sales	$256	$234	$21	9%	$517	$463	$54	12%
Operating profit	$33	$27	$6	21%	$69	$53	$17	31%
Operating margin	12.9%	11.6%			13.4%	11.4%
Industrial net sales increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by strong demand for data center cooling pumps and other industrial automation products, as well as a favorable impact of foreign currency translation.

Operating margin increased in the second quarter and first half of 2026 compared to the second quarter and first half of 2025, driven by lower charges related to simplification initiatives and the benefits from business optimization, partially offset by tariff pressure.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statements of Cash Flows

	Six Months Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Variance
Net cash provided (used) by:
Operating activities	$85	$(93)	$178
Investing activities	(64)	(59)	(5)
Financing activities	225	152	72
Operating activities
Net cash provided by operating activities was $85 million in the first half of 2026. Net cash used by operating activities was $93 million in the first half of 2025. The year-over-year improvement was primarily driven by higher net earnings and increased customer advances on multiple Commercial Aircraft, Military Aircraft and Space and Defense programs. Also, reduced estimated tax payments related to research and development expense capitalization rules and lower inventory usage drove the year-over-year improvement. Inventory decreased in Commercial Aircraft primarily due to delayed material receipts during the first half of 2026.

Investing activities
Net cash used by investing activities in the first half of 2026 included capital expenditures of $66 million.

Net cash used by investing activities in the first half of 2025 included $70 million of capital expenditures and $13 million of proceeds from the sales of businesses.

Financing activities
Net cash provided by financing activities in the first half of 2026 included $297 million of net borrowings on our credit facilities. This includes the issuance of $500 million of 5.5% senior notes. We also amended our $1.1 billion revolving credit facility and our $250 million term loan, extending the maturities of each out to five years. In addition, we made dividend payments of $19 million.

Net cash provided by financing activities in the first half of 2025 included $291 million of net borrowings on our credit facilities. Financing activities also included $100 million for shares under the authorized repurchase program and $18 million of cash dividends.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At March 28, 2026, our cash balances were $308 million, the majority of which is held in the U.S. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law. On April 3, 2026, we redeemed in full all $500 million aggregate principal amount of our outstanding 4.25% senior notes, due 2027, at a redemption price equal to 100.00%. See Note 9 - Indebtedness for additional details.

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

We are generally not required to obtain the consent of lenders of the Credit Facility before raising significant additional debt financing; however, certain limitations and conditions may apply that would require consent to be obtained. We have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.

In the normal course of business, we are exposed to interest rate risk from our long-term debt. To manage these risks, we may enter into derivative instruments such as interest rate swaps which are used to adjust the proportion of total debt that is subject to variable and fixed interest rates.

On February 26, 2026, we entered into the Eighth Amended and Restated Loan Agreement (the "Credit Facility"), which amended and restated our prior credit agreement and, among other things, extended the maturity date of our revolving loan from October 27, 2027 to February 26, 2031. The revolving loan has aggregate commitments of $1.1 billion. The agreement also permits us to request incremental revolving commitments and/or one or more incremental term loan facilities in an aggregate amount of up to $400 million, upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding revolving loan borrowings is based on SOFR plus the applicable margin, which was 1.25% at March 28, 2026. There were no outstanding borrowings as of March 28, 2026. The agreement also includes a $250 million term loan maturing on February 26, 2031. The term loan amortizes in quarterly installments of $5 million in 2027, $6 million in 2028, $11 million in 2029, $9 million in 2030, $6 million in 2031 and the remaining balance on the maturity date of February 26, 2031. The interest rate on the term loan borrowings was 4.93% and is based on SOFR plus the applicable margin, which was 1.25% at March 28, 2026. As of March 28, 2026, we were in compliance with all covenants.

The agreement for the revolving loan and term loan contains various covenants. The minimum for the interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The maximum for the leverage ratio, defined as the ratio of net debt to EBITDA for the most recent four quarters, is 4.0. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income, non-cash equity-based compensation expenses, unusual or extraordinary non-recurring cash expenses and other synergies related to transactions minus (ii) other non-cash items increasing consolidated net income.

The SECT has a revolving loan with a borrowing capacity of $25 million, maturing on April 24, 2027. Interest was 5.91% as of March 28, 2026 and is based on SOFR plus a margin of 2.23%.

On March 24, 2026, we completed the sale of $500 million aggregate principal amount of 5.50% senior notes due October 15, 2034. Interest on the senior notes is payable semiannually on April 15 and October 15 of each year, beginning on October 15, 2026. The senior notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by certain subsidiaries that are guarantors under the indenture. The indenture governing the senior notes contains certain restrictive covenants that, subject to important exceptions and limitations, limit our ability and the ability of certain of our subsidiaries to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell substantially all of our assets. As of March 28, 2026, we were in compliance with all covenants under the indenture.

On March 4, 2026, we issued a notice of redemption to holders of our 4.25% senior notes due on December 15, 2027, to redeem and retire all of the outstanding notes. The notes were redeemed on April 3, 2026 at a redemption price equal to 100.00% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, pursuant to an early redemption right. We redeemed the $500 million aggregate principal amount of the notes using net proceeds available from the issuance of the 5.50% senior notes, together with cash on hand.

At March 28, 2026, we had $1.1 billion of unused capacity, including $1.1 billion from the revolving loan after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on February 20, 2028, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 4.67% as of March 28, 2026.

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

We are currently paying quarterly cash dividends on our Class A and Class B common stock and expect to continue to do so for the foreseeable future. See the Consolidated Statement of Shareholders' Equity and Cash Flows, of Part I, Item 1, Financial Information, of this report for additional details.

The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 1.7 million common shares remaining under this authorization. See the Consolidated Statement of Shareholders' Equity and Cash Flows, of Part I, Item 1, Financial Information and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report for additional details.

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
ECONOMIC CONDITIONS AND MARKET TRENDS
We operate primarily within the aerospace and defense market and also in the industrial and medical markets. A common factor throughout our markets is the continuing demand for technologically advanced products.

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

Medical
The medical market consists of medical devices and medical component products. The medical market we serve, in general, is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and treatments have resulted in the greater need for medical services, which drive the demand for our medical devices and medical component offerings.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2025 sales were denominated in foreign currencies. During the first six months of 2026, average foreign currency rates generally strengthened against the U.S. dollar to the comparable 2025 period. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $23 million compared to the same period one year ago.

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

Although it is not possible to create a comprehensive list of all factors that may cause our actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission (“SEC”) and include, but are not limited to, risks relating to: (i) our operation in highly competitive markets with competitors who may have greater resources than we possess; (ii) our operation in cyclical markets that are sensitive to domestic and foreign economic conditions and events; (iii) current and future geopolitical conditions and events, including wars, armed conflicts, sanctions, trade restrictions and related disruptions to global markets and supply chains; (iv) our heavy dependence on government contracts that may not be fully funded, delayed or terminated; (v) our ability to remediate the material weakness in internal control over financial reporting and maintain effective disclosure controls and procedures; (vi) supply chain constraints and inflationary impacts on prices for raw materials and components used in our products; (vii) failure of our subcontractors or suppliers to perform their contractual obligations; (viii) risks related to information systems interruptions, intrusions, cybersecurity threats or new software implementations; and (ix) our accounting estimates for over-time contracts and any changes we may need to make thereto. You should evaluate all forward-looking statements made in this press release in the context of these risks and uncertainties.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. The Company’s management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, due to the material weakness described below, the Company’s disclosure controls and procedures are not effective as of March 28, 2026 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As reported in Part II, Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, the Company previously identified a material weakness in the design and operation of its controls over distinct long-term aftermarket service revenue contracts in the Company’s Commercial Aircraft segment. Specifically, management did not have adequate controls to address the completeness and accuracy of key inputs utilized in recognizing revenue and contract reserves for these contracts. This material weakness continues to exist as of March 28, 2026.
In response to the material weakness, the Company’s management, with oversight of the Audit Committee of the Board of Directors, has continued to design and implement internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:
i.Design and implement targeted controls that address the completeness and accuracy of the inputs used in recognizing revenue and contract reserves for the group of contracts described in the material weakness identified above.
ii.Enhance the design of certain policies and controls relating to access rights, data control, and change management in our information technology applications associated with the key reports used for these long-term aftermarket service contracts.
iii.Develop and implement additional training programs for relevant personnel addressing controls around the completeness and accuracy of key inputs and management review controls around accuracy and reasonableness of financial information used in the long-term aftermarket service revenue process.
iv.Evaluate the talent and skill set of individuals involved in key management review control procedures for these contracts.

During the period, management implemented certain interim validation procedures, continued enhancements to reports and related information technology controls, provided targeted training to relevant personnel and strengthened internal controls oversight.

While management continues to make progress with these remediation efforts, the material weakness will not be considered remediated until the related controls have been fully implemented, have operated for a sufficient period of time, and management has concluded, through testing, that such controls are designed and operating effectively to address the risk of material misstatement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended March 28, 2026.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share (4)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
January 4, 2026 - January 31, 2026	44,373	$274.93	—	1,660,107
February 1, 2026 - February 28, 2026	42,513	330.65	—	1,660,107
March 1, 2026 - March 28, 2026	37,756	329.07	—	1,660,107
Total	124,642	$310.33	—	1,660,107
During the quarter ended March 28, 2026, no director or officer of the Company adopted or terminated a "Rule 10b 5-1 trading arrangement" or "Non-Rule 10b 5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 33,370 shares at $273.02 in January, 38,367 shares at $329.65 in February and 17,405 shares at $333.07 in March.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In January, we accepted delivery of 1,652 Class B shares at $267.57. In February, we accepted delivery of 1,539 Class B shares at $332.28. In March, we accepted delivery of 10,554 Class B shares at $343.25. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 9,351 Class B shares at $283.03 per share from the SECT in January, 2,607 Class B shares at 344.41 in February and 9,797 Class B shares at $306.69 in March.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. No shares were purchased under the program for the quarter ended March 28, 2026.

(4)Excludes 1% excise tax accrued pursuant to the Inflation Reduction Act of 2022.

Item 6. Exhibits.

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Data files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	April 24, 2026	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2026	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	April 24, 2026	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)