Form 10-Q
period 2026-06-27
MOOG INC.
filed 2026-07-31
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026

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

The number of shares outstanding of each class of common stock as of July 24, 2026 was:
Class A common stock, 28,443,048 shares
Class B common stock, 3,228,121 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,116,545	$969,582	$3,268,838	$2,811,486
Cost of sales	769,299	696,913	2,339,797	2,034,972
Inventory write-down	—	5,839	—	7,988
Gross profit	347,246	266,830	929,041	768,526
Research and development	33,040	21,906	84,336	69,992
Selling, general and administrative	150,989	139,748	436,272	401,817
Interest	15,778	17,790	48,513	53,586
Asset impairment and fair value adjustment	6,684	3,000	6,684	3,000
Restructuring	2,268	2,850	5,224	9,059
Other	1,063	5,183	555	8,226
Earnings before income taxes	137,424	76,353	347,457	222,846
Income taxes (benefit)	(14,601)	17,867	34,742	52,224
Net earnings	$152,025	$58,486	$312,715	$170,622

Net earnings per share
Basic	$4.80	$1.86	$9.88	$5.38
Diluted	$4.74	$1.83	$9.76	$5.32

Weighted average common shares outstanding
Basic	31,676,950	31,524,999	31,654,223	31,684,945
Diluted	32,075,908	31,896,949	32,038,003	32,082,186
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net earnings	$152,025	$58,486	$312,715	$170,622
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(7,289)	53,323	(13,651)	34,726
Retirement liability adjustment	1,827	1,112	5,272	4,987
Change in accumulated gain (loss) on derivatives	(74)	504	(785)	1,166
Other comprehensive income (loss), net of tax	(5,536)	54,939	(9,164)	40,879
Comprehensive income	$146,489	$113,425	$303,551	$211,501
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

(dollars in thousands)	June 27, 2026	September 27, 2025
ASSETS
Current assets
Cash and cash equivalents	$66,821	$62,013
Restricted cash	931	200
Receivables, net	662,499	506,768
Unbilled receivables	823,658	744,352
Inventories, net	933,939	914,302
Prepaid expenses and other current assets	115,456	142,345
Total current assets	2,603,304	2,369,980
Property, plant and equipment, net	1,076,240	1,019,906
Operating lease right-of-use assets	54,753	52,799
Goodwill	869,185	842,313
Intangible assets, net	57,627	66,101
Deferred income taxes	31,012	22,459
Other assets	79,059	52,497
Total assets	$4,771,180	$4,426,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$1,563	$1,563
Accounts payable	323,625	318,402
Accrued compensation	118,880	106,040
Contract advances and progress billings	486,574	372,988
Accrued liabilities and other	316,462	320,075
Total current liabilities	1,247,104	1,119,068
Long-term debt, excluding current installments	906,426	944,123
Long-term pension and retirement obligations	153,689	157,218
Deferred income taxes	32,241	32,600
Other long-term liabilities	209,825	180,491
Total liabilities	2,549,285	2,433,500
Shareholders’ equity
Common stock - Class A	43,878	43,864
Common stock - Class B	7,402	7,416
Additional paid-in capital	1,244,730	839,328
Retained earnings	3,119,054	2,834,548
Treasury shares	(1,264,428)	(1,209,200)
Stock Employee Compensation Trust	(411,397)	(195,491)
Supplemental Retirement Plan Trust	(350,461)	(170,191)
Accumulated other comprehensive loss	(166,883)	(157,719)
Total shareholders’ equity	2,221,895	1,992,555
Total liabilities and shareholders’ equity	$4,771,180	$4,426,055
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	1,021,544	750,119	839,328	784,509
Issuance of treasury shares	(136)	3,035	7,203	11,585
Equity-based compensation expense	5,437	3,659	13,478	9,673
Adjustment to market - SECT and SERP	217,885	13,122	384,721	(35,832)
End of period	1,244,730	769,935	1,244,730	769,935
RETAINED EARNINGS
Beginning of period	2,976,532	2,729,980	2,834,548	2,635,950
Net earnings	152,025	58,486	312,715	170,622
Dividends (1)	(9,503)	(9,141)	(28,209)	(27,247)
End of period	3,119,054	2,779,325	3,119,054	2,779,325
TREASURY SHARES AT COST
Beginning of period	(1,252,323)	(1,204,032)	(1,209,200)	(1,082,240)
Class A and B shares issued related to compensation	136	110	6,724	5,673
Class A and B shares purchased	(12,241)	(1,383)	(61,952)	(128,738)
End of period	(1,264,428)	(1,205,305)	(1,264,428)	(1,205,305)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(279,828)	(162,945)	(195,491)	(194,049)
Issuance of shares	6,082	998	39,864	20,287
Purchase of shares	(16,849)	(3,697)	(51,319)	(18,505)
Adjustment to market	(120,802)	(7,570)	(204,451)	19,053
End of period	(411,397)	(173,214)	(411,397)	(173,214)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(253,378)	(141,490)	(170,191)	(163,821)
Adjustment to market	(97,083)	(5,552)	(180,270)	16,779
End of period	(350,461)	(147,042)	(350,461)	(147,042)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(161,347)	(216,872)	(157,719)	(202,812)
Other comprehensive income (loss)	(5,536)	54,939	(9,164)	40,879
End of period	(166,883)	(161,933)	(166,883)	(161,933)
TOTAL SHAREHOLDERS’ EQUITY	$2,221,895	$1,913,046	$2,221,895	$1,913,046
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $0.30 and $0.89 per share for the three and nine months ended June 27, 2026 and $0.29 and $0.86 per share for the three and nine months ended June 28, 2025, respectively.

Consolidated Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
COMMON STOCK - CLASS A
Beginning of period	43,874,126	43,850,739	43,863,458	43,835,149
Conversion of Class B to Class A	3,964	12,659	14,632	28,249
End of period	43,878,090	43,863,398	43,878,090	43,863,398
COMMON STOCK - CLASS B
Beginning of period	7,405,587	7,428,974	7,416,255	7,444,564
Conversion of Class B to Class A	(3,964)	(12,659)	(14,632)	(28,249)
End of period	7,401,623	7,416,315	7,401,623	7,416,315
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(15,009,894)	(15,136,065)	(15,013,457)	(14,633,512)
Class A shares issued related to compensation	—	—	8,852	12,758
Class A shares purchased	—	—	(5,289)	(515,311)
End of period	(15,009,894)	(15,136,065)	(15,009,894)	(15,136,065)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,821,373)	(2,843,246)	(2,825,989)	(2,861,088)
Class B shares issued related to compensation	31,204	25,156	230,975	169,914
Class B shares purchased	(31,204)	(7,899)	(226,359)	(134,815)
End of period	(2,821,373)	(2,825,989)	(2,821,373)	(2,825,989)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(512,633)	(525,084)	(526,644)	(548,084)
Issuance of shares	14,931	5,617	149,423	101,649
Purchase of shares	(45,314)	(21,464)	(165,795)	(94,496)
End of period	(543,016)	(540,931)	(543,016)	(540,931)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 27, 2026	June 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$312,715	$170,622
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	79,629	68,252
Amortization	8,152	6,996
Deferred income taxes	(8,521)	(19,642)
Equity-based compensation expense	15,912	12,669
Asset impairment and inventory write-down	6,684	10,988
Other	(705)	3,648
Changes in assets and liabilities providing (using) cash:
Receivables	(159,619)	(105,346)
Unbilled receivables	(67,990)	(37,642)
Inventories	(21,516)	(65,256)
Accounts payable	4,106	(4,201)
Contract advances and progress billings	107,579	9,009
Accrued expenses	25,604	(4,796)
Accrued income taxes	(21,362)	(20,095)
Net pension and post-retirement liabilities	3,821	14,644
Other assets and liabilities	(39,568)	(7,453)
Net cash provided (used) by operating activities	244,921	32,397
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(93,692)	(103,041)
Net proceeds from businesses sold	—	13,487
Net proceeds from buildings sold	3,065	—
Other investing transactions	(904)	(2,844)
Net cash provided (used) by investing activities	(91,531)	(92,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	1,348,400	957,500
Payments on revolving lines of credit	(1,375,400)	(1,001,500)
Proceeds from long-term debt	—	250,000
Proceeds from senior notes, net of issuance costs	491,443	—
Payments on senior notes	(500,000)	—
Payments on finance lease obligations	(15,716)	(7,128)
Payment of dividends	(28,209)	(27,247)
Proceeds from sale of treasury stock	8,476	10,970
Purchase of outstanding shares for treasury	(62,673)	(127,808)
Proceeds from sale of stock held by SECT	39,864	20,287
Purchase of stock held by SECT	(51,319)	(18,505)
Other financing transactions	(3,171)	(1,600)
Net cash provided (used) by financing activities	(148,305)	54,969
Effect of exchange rate changes on cash	454	(491)
Increase (decrease) in cash, cash equivalents and restricted cash	5,539	(5,523)
Cash, cash equivalents and restricted cash at beginning of period	62,213	64,537
Cash, cash equivalents and restricted cash at end of period	$67,752	$59,014

SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,451	$6,288
Assets acquired through lease financing	62,528	35,657
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 27, 2026 and June 28, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2025. All references to years in these financial statements are to fiscal years.
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
Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the nine months ended June 27, 2026.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This standard expands annual income tax disclosures to require specific categories in the rate reconciliation table to be disclosed using both percentages and reporting currency amounts and requires additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of income taxes paid by jurisdiction. The provisions of the standard are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.	The Company has assessed the impact of the disclosure changes and is prepared for adoption within the upcoming 10-K.
Planned date of adoption: FY 2026
ASU no. 2024-03 Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses	This standard requires disclosure of specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization for each relevant expense caption on the income statement, as well as the total amount of selling expenses. Additionally, the amendments require disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The provisions of the standard are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended June 27, 2026 we recognized additional revenue of $16,661 and $43,926 and for the three and nine months ended June 28, 2025 we recognized additional revenue of $4,204 and $15,478 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended June 27, 2026 and June 28, 2025.

As of June 27, 2026, we had contract reserves of $84,173. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. We calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	June 27, 2026	September 27, 2025
Unbilled receivables	$823,658	$744,352
Contract advances and progress billings	486,574	372,988
Net contract assets	$337,084	$371,364

The decrease in net contract assets primarily reflects the impact of an increase in contract advances that exceeds the additional unbilled revenues during the period. For the three and nine months ended June 27, 2026, we recognized $48,791 and $262,691 of revenue that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of June 27, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $7,100,000. We expect to recognize approximately 46% of that amount as sales over the next twelve months and the balance thereafter.

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

Note 4 - Receivables
Receivables consist of:

	June 27, 2026	September 27, 2025
Accounts receivable	$636,354	$483,872
Government assistance receivables	5,458	5,643
Other	25,157	19,856
Less allowance for credit losses	(4,470)	(2,603)
Receivables, net	$662,499	$506,768
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

The proceeds of the RPA are classified as operating activities in our Consolidated Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $129,282 and $520,978 for the three and nine months ended June 27, 2026. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of June 27, 2026, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold billed and unbilled receivables, which was $786,935 at June 27, 2026.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	June 27, 2026	September 27, 2025
Raw materials and purchased parts	$528,270	$301,679
Work in progress	308,664	520,315
Finished goods	97,005	92,308
Inventories, net	$933,939	$914,302

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	June 27, 2026	September 27, 2025
Land	$33,285	$33,872
Buildings and improvements	753,271	737,053
Machinery and equipment	1,050,694	981,157
Computer equipment and software	271,922	253,924
Property, plant and equipment, at cost	2,109,172	2,006,006
Less accumulated depreciation and amortization	(1,032,932)	(986,100)
Property, plant and equipment, net	$1,076,240	$1,019,906
In the third quarter of 2026, we recorded impairment charges of $5,058 for capitalized software costs that will not be placed in service at our Corporate headquarters and $1,626 for owned assets in conjunction with exiting a product line within our Industrial segment.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease cost	$5,587	$8,271	$23,570	$24,559

Finance lease cost:
Amortization of right-of-use assets	$7,530	$2,792	$14,456	$7,816
Interest on lease liabilities	3,041	1,981	7,659	5,512
Total finance lease cost	$10,571	$4,773	$22,115	$13,328
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$24,417	$24,999
Operating cash flow for finance leases	7,659	5,512
Financing cash flow for finance leases	15,716	7,128
Assets obtained in exchange for lease obligations:
Operating leases	$7,824	$12,292
Finance leases	54,704	23,365

Supplemental balance sheet information related to leases was as follows:

	June 27, 2026	September 27, 2025
Operating Leases:
Operating lease right-of-use assets	$54,753	$52,799

Accrued liabilities and other	$13,901	$11,697
Other long-term liabilities	51,302	52,549
Total operating lease liabilities	$65,203	$64,246

Finance Leases:
Property, plant, and equipment, at cost	$205,297	$157,533
Accumulated depreciation	(37,361)	(27,186)
Property, plant, and equipment, net	$167,936	$130,347

Accrued liabilities and other	$23,189	$14,920
Other long-term liabilities	149,163	119,155
Total finance lease liabilities	$172,352	$134,075

Weighted average remaining lease term in years:
Operating leases	5.7	6.2
Finance leases	15.0	17.6

Weighted average discount rates:
Operating leases	5.4%	5.3%
Finance leases	6.3%	6.4%
Maturities of lease liabilities were as follows:

	June 27, 2026
	Operating Leases	Finance Leases
2026	$4,222	$8,518
2027	16,497	32,038
2028	13,976	31,722
2029	11,649	31,017
2030	9,000	25,408
Thereafter	20,514	163,512
Total lease payments	75,858	292,215
Less: imputed interest	(10,655)	(119,863)
Total	$65,203	$172,352

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 27, 2025	$262,740	$118,545	$92,612	$368,416	$842,313
Adjustments to prior year acquisitions	(971)	—	—	—	(971)
Reclassification of held for sale	33,000	—	—	—	33,000
Foreign currency translation	(10)	(664)	—	(4,483)	(5,157)
Balance at June 27, 2026	$294,759	$117,881	$92,612	$363,933	$869,185
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at June 27, 2026. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at June 27, 2026.

The components of intangible assets are as follows:

		June 27, 2026		September 27, 2025
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$131,998	$(104,326)	$131,967	$(100,655)
Technology-related	9	78,211	(61,708)	77,172	(57,817)
Program-related	23	39,490	(27,483)	39,799	(26,476)
Marketing-related	8	22,258	(20,839)	21,387	(19,320)
Other	3	1,275	(1,249)	1,376	(1,332)
Intangible assets	12	$273,232	$(215,605)	$271,701	$(205,600)
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

Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	June 27, 2026	September 27, 2025
Revolving loan (Credit Facility)	$164,000	$195,000
Term loan (Credit Facility)	250,000	250,000
Revolving loan (SECT)	5,000	1,000
Senior notes 5.50%	500,000	—
Senior notes 4.25%	—	500,000
Senior debt	919,000	946,000
Less deferred debt issuance cost	(11,011)	(314)
Less current installments	(1,563)	(1,563)
Long-term debt	$906,426	$944,123

On February 26, 2026, we entered into the Eighth Amended and Restated Loan Agreement (the "Credit Facility"), which amended and restated our prior credit agreement and, among other things, extended the maturity date of our revolving loan from October 27, 2027 to February 26, 2031. The revolving loan has aggregate commitments of $1,100,000. The agreement also permits us to request incremental revolving commitments and/or one or more incremental term loan facilities in an aggregate amount of up to $400,000, upon satisfaction of certain conditions. The agreement also includes a $250,000 term loan maturing on February 26, 2031. The term loan amortizes in quarterly installments of $4,688 in 2027, $6,250 in 2028, $10,937 in 2029, $9,375 in 2030, $6,250 in 2031 and the remaining balance on the maturity date of February 26, 2031. Interest on our outstanding revolving loan and term loan borrowings is based on SOFR plus the applicable margin. The revolving loan and term loan are secured by substantially all our U.S. assets and contain various covenants which, among others, specify interest coverage and maximum leverage. As of June 27, 2026, we were in compliance with all covenants.

The SECT has a revolving loan with a borrowing capacity of $25,000. On April 2, 2026, the SECT amended the revolving loan and extended the maturity date from April 24, 2027 to April 24, 2028. Interest is based on SOFR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.

On March 24, 2026, we completed the sale of $500,000 aggregate principal amount of 5.50% senior notes due October 15, 2034. Interest on the senior notes is payable semiannually on April 15 and October 15 of each year, beginning on October 15, 2026. The senior notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by certain subsidiaries that are guarantors under the indenture. The indenture governing the senior notes contains certain restrictive covenants that, subject to important exceptions and limitations, limit our ability and the ability of certain of our subsidiaries to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell substantially all of our assets. As of June 27, 2026, we were in compliance with all covenants under the indenture.

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

Note 10 - Other Accrued Liabilities
Other accrued liabilities consists of:

	June 27, 2026	September 27, 2025
Employee benefits	$65,433	$57,019
Contract reserves	84,173	84,360
Warranty accrual	23,017	23,892
Accrued income taxes	27,964	30,392
Other	115,875	124,412
Other accrued liabilities	$316,462	$320,075
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Warranty accrual at beginning of period	$23,285	$21,782	$23,892	$23,548
Warranties issued during current period	1,538	2,763	3,806	6,317
Adjustments to pre-existing warranties	(1,179)	1,226	(1,983)	549
Reductions for settling warranties	(618)	(2,404)	(2,666)	(6,809)
Foreign currency translation	(9)	378	(32)	140
Warranty accrual at end of period	$23,017	$23,745	$23,017	$23,745

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $58,440 at June 27, 2026. These contracts mature at various times through April 12, 2028.

Foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2026 or 2025.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $165,247 at June 27, 2026. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net gain (loss)
Foreign currency contracts	Other	$(2,305)	$13,048	$(5,631)	$4,310
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	June 27, 2026	September 27, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$5	$250
Foreign currency contracts	Other assets	147	39
	Total asset derivatives	$152	$289
Foreign currency contracts	Accrued liabilities and other	$640	$—
Foreign currency contracts	Other long-term liabilities	168	8
	Total liability derivatives	$808	$8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$7	$—
Foreign currency contracts	Accrued liabilities and other	$1,045	$1,502

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	June 27, 2026	September 27, 2025
Foreign currency contracts	Other current assets	$12	$250
Foreign currency contracts	Other assets	147	39
	Total assets	$159	$289
Foreign currency contracts	Accrued liabilities and other	$1,685	$1,502
Foreign currency contracts	Other long-term liabilities	168	8
Acquisition contingent consideration	Accrued liabilities and other	—	473
	Total liabilities	$1,853	$1,983
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance at beginning of period	$—	$873	$473	$2,839
Increase in earn out provisions	—	—	—	76
Settlements paid in cash	—	(200)	(473)	(2,242)
Balance at end of period	$—	$673	$—	$673
Our only financial instrument for which the gross carrying value differs from its fair value is long-term debt. At June 27, 2026, the fair value of long-term debt was $903,493 compared to its gross carrying value of $919,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 13 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
U.S. defined contribution plans	$14,489	$13,689	$42,303	$37,996
Non-U.S. defined contribution plans	3,020	2,762	9,126	7,906
Total expense for defined contribution plans	$17,509	$16,451	$51,429	$45,902
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
U.S. Plans
Service cost	$2,017	$2,470	$6,051	$7,411
Interest cost	6,925	6,725	20,774	20,173
Expected return on plan assets	(8,414)	(7,901)	(25,242)	(23,701)
Amortization of actuarial loss	2,326	2,977	6,979	8,931
Expense for U.S. defined benefit plans	$2,854	$4,271	$8,562	$12,814
Non-U.S. Plans
Service cost	$697	$787	$2,098	$2,318
Interest cost	1,436	1,349	4,322	3,943
Expected return on plan assets	(1,052)	(1,067)	(3,171)	(3,129)
Amortization of prior service cost	15	14	45	43
Amortization of actuarial loss	125	197	377	573
Expense for non-U.S. defined benefit plans	$1,221	$1,280	$3,671	$3,748
Note 14 - Income Taxes
The effective tax rate for the three and nine months ended June 27, 2026 was (10.6)% and 10.0%, respectively. The effective tax rate for the three and nine months ended June 28, 2025 was 23.4% and 23.4%, respectively. The effective tax rates for the three and nine months ended June 27, 2026 are lower than the U.S. federal statutory tax rate of 21%. The Company identified, in the current year, additional expenditures qualifying for U.S. research and development tax credits through an enhanced review of its research activities and related costs. As a result, the Company recorded a discrete income tax benefit of approximately $40,572, offset by an approximate $5,732 reduction representing unrecognized tax benefits related to the additional qualifying expenditures. The benefit reflects improved identification and documentation of qualifying expenditures and does not represent a change in the Company's underlying research and development activities. The Company also recognized a discrete income tax benefit of approximately $7,774 related to legal entity simplification initiatives. The effective tax rates for three and nine months ended June 28, 2025 are different than the U.S. federal statutory tax rate of 21% due to tax on earnings generated outside the U.S. with higher statutory rates and U.S. state income taxes, partially offset by research and development tax credits.

Note 15 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended June 27, 2026 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 27, 2025	$(74,614)	$(83,312)	$207	$(157,719)
OCI before reclassifications	(13,651)	148	(980)	(14,483)
Amounts reclassified from AOCIL	—	5,124	195	5,319
OCI, net of tax	(13,651)	5,272	(785)	(9,164)
AOCIL at June 27, 2026	$(88,265)	$(78,040)	$(578)	$(166,883)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Retirement liability:
Prior service cost		$15	$14	$45	$43
Actuarial losses		2,212	2,827	6,636	8,461
Reclassification from AOCIL into earnings		2,227	2,841	6,681	8,504
Tax effect		(519)	(655)	(1,557)	(1,963)
Net reclassification from AOCIL into earnings		$1,708	$2,186	$5,124	$6,541
Derivatives:
Foreign currency contracts	Cost of sales	$266	$(349)	$255	$(379)
Reclassification from AOCIL into earnings		266	(349)	255	(379)
Tax effect		(63)	82	(60)	89
Net reclassification from AOCIL into earnings		$203	$(267)	$195	$(290)
Foreign currency translation:
Business dispositions	Other	$—	$(39)	$—	$10,963
Reclassification from AOCIL into earnings		—	(39)	—	10,963
Tax effect		—	—	—	—
Net reclassification from AOCIL into earnings		$—	$(39)	$—	$10,963
Reclassification from AOCIL into earnings for the Retirement liability is included in the computation of non-service pension expense, which is included in Other on the Consolidated Statements of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Foreign currency contracts	$(363)	$1,009	$(1,283)	$1,906
Net gain (loss)	(363)	1,009	(1,283)	1,906
Tax effect	86	(238)	303	(450)
Net deferral in AOCIL of derivatives	$(277)	$771	$(980)	$1,456

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
Note 17 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Basic weighted-average shares outstanding	31,676,950	31,524,999	31,654,223	31,684,945
Dilutive effect of equity-based awards	398,958	371,950	383,780	397,241
Diluted weighted-average shares outstanding	32,075,908	31,896,949	32,038,003	32,082,186

Note 18 - Segments
Disaggregation of net sales by segment for the three and nine months ended June 27, 2026 and June 28, 2025 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales:
Space	$127,292	$118,664	$377,712	$348,869
Defense	208,803	169,041	596,254	456,804
Space and Defense	336,095	287,705	973,966	805,673
Original Equipment Manufacturers	181,764	177,110	542,944	508,483
Aftermarket	63,400	47,552	185,120	143,448
Military Aircraft	245,164	224,662	728,064	651,931
Original Equipment Manufacturers	158,538	133,604	492,671	410,329
Aftermarket	95,031	84,051	275,748	241,379
Commercial Aircraft	253,569	217,655	768,419	651,708
Energy	40,116	34,481	107,711	101,699
Industrial Automation	129,728	106,168	369,879	297,345
Simulation and Test	35,893	36,289	104,652	106,598
Medical	75,980	62,622	216,147	196,532
Industrial	281,717	239,560	798,389	702,174
Net sales	$1,116,545	$969,582	$3,268,838	$2,811,486

	Three Months Ended		Nine Months Ended
Customer Type	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales:
Commercial	$53,395	$92,046	$162,448	$183,155
U.S. Government (including OEM)	226,668	164,443	651,745	538,987
Other	56,032	31,216	159,773	83,531
Space and Defense	336,095	287,705	973,966	805,673
U.S. Government (including OEM)	187,942	165,083	560,342	484,924
Other	57,222	59,579	167,722	167,007
Military Aircraft	245,164	224,662	728,064	651,931
Commercial	230,900	206,780	724,245	621,988
Other	22,669	10,875	44,174	29,720
Commercial Aircraft	253,569	217,655	768,419	651,708
Commercial	278,101	229,089	787,511	685,016
U.S. Government (including OEM)	1,380	2,308	3,087	5,005
Other	2,236	8,163	7,791	12,153
Industrial	281,717	239,560	798,389	702,174
Commercial	562,396	527,915	1,674,204	1,490,159
U.S. Government (including OEM)	415,990	331,834	1,215,174	1,028,916
Other	138,159	109,833	379,460	292,411
Net sales	$1,116,545	$969,582	$3,268,838	$2,811,486

	Three Months Ended		Nine Months Ended
Revenue Recognition Method	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales:
Over-time	$295,356	$254,222	$859,072	$720,254
Point in time	40,739	33,483	114,894	85,419
Space and Defense	336,095	287,705	973,966	805,673
Over-time	212,214	184,720	627,291	542,353
Point in time	32,950	39,942	100,773	109,578
Military Aircraft	245,164	224,662	728,064	651,931
Over-time	182,341	142,789	570,565	458,863
Point in time	71,228	74,866	197,854	192,845
Commercial Aircraft	253,569	217,655	768,419	651,708
Over-time	27,204	27,440	71,831	82,680
Point in time	254,513	212,120	726,558	619,494
Industrial	281,717	239,560	798,389	702,174
Over-time	717,115	609,171	2,128,759	1,804,150
Point in time	399,430	360,411	1,140,079	1,007,336
Net sales	$1,116,545	$969,582	$3,268,838	$2,811,486

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

We report results to our CODM under our four segments identified as Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Disaggregation of operating results by segment and reconciliations to consolidated amounts are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales:
Space and Defense	$336,095	$287,705	$973,966	$805,673
Military Aircraft	245,164	224,662	728,064	651,931
Commercial Aircraft	253,569	217,655	768,419	651,708
Industrial	281,717	239,560	798,389	702,174
Total net sales	$1,116,545	$969,582	3,268,838	2,811,486
Cost of sales:
Space and Defense	$229,334	$205,751	$681,545	$585,030
Military Aircraft	178,235	168,673	538,680	484,223
Commercial Aircraft	188,845	167,370	608,692	514,971
Industrial	172,885	155,119	510,880	450,748
Total cost of sales	$769,299	$696,913	$2,339,797	$2,034,972
Inventory write-down:
Space and Defense	$—	$—	$—	$449
Military Aircraft	—	1,857	—	1,857
Commercial Aircraft	—	—	—	—
Industrial	—	3,982	—	5,682
Total inventory write-down	$—	$5,839	$—	$7,988
Research and development:
Space and Defense	$12,150	$6,353	$29,881	$17,623
Military Aircraft	7,448	5,439	18,738	18,385
Commercial Aircraft	4,466	1,944	9,007	7,126
Industrial	8,976	8,170	26,710	26,858
Total research and development	$33,040	$21,906	$84,336	$69,992
Selling, general and administrative:
Space and Defense	$40,388	$36,724	$120,375	$101,808
Military Aircraft	23,785	30,761	75,637	82,759
Commercial Aircraft	21,649	16,904	55,003	47,774
Industrial	48,843	43,952	141,503	132,645
Corporate expenses	10,137	6,758	27,842	24,162
Equity-based compensation expense	6,187	4,649	15,912	12,669
Total selling, general and administrative	$150,989	$139,748	$436,272	$401,817
Other operating (income) expenses:
Space and Defense	$1,493	$514	$3,400	$842
Military Aircraft	(252)	(414)	(1,377)	(964)
Commercial Aircraft	129	(588)	(493)	(1,302)
Industrial	1,901	5,160	1,004	10,406
Total other operating expenses	$3,271	$4,672	$2,534	$8,982

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating profit:
Space and Defense	$52,730	$38,363	$138,765	$99,921
Military Aircraft	35,948	18,346	96,386	65,671
Commercial Aircraft	38,480	32,025	96,210	83,139
Industrial	49,112	23,177	118,292	75,835
Total operating profit	176,270	111,911	449,653	324,566
Deductions from operating profit:
Interest expense	15,778	17,790	48,513	53,586
Equity-based compensation expense	6,187	4,649	15,912	12,669
Non-service pension expense	1,137	1,970	3,414	5,855
Corporate and other expenses, net	15,744	11,149	34,357	29,610
Earnings before income taxes	$137,424	$76,353	$347,457	$222,846
Depreciation and amortization:
Space and Defense	$8,479	$6,091	$22,808	$17,414
Military Aircraft	11,215	8,687	31,165	25,027
Commercial Aircraft	5,266	4,570	14,081	13,746
Industrial	7,131	6,457	19,597	18,933
Corporate	57	35	130	128
Total depreciation and amortization	$32,148	$25,840	$87,781	$75,248
Capital expenditures:
Space and Defense	$9,254	$12,468	$33,589	$42,784
Military Aircraft	8,862	7,682	28,568	26,935
Commercial Aircraft	3,164	6,033	15,646	13,588
Industrial	6,180	6,450	15,822	19,667
Corporate	54	26	67	67
Total capital expenditures	$27,514	$32,659	$93,692	$103,041
Segment results exclude intercompany sales as those activities are eliminated in consolidation and are not considered in assessing the performance of each segment. Other segment operating income and expenses include restructuring, asset impairments, fair value adjustments, gains or losses on business disposals, royalty income and miscellaneous income and expenses.

Note 19 - Related Party Transactions
Our transactions with related parties were not material for the three and nine months ended June 27, 2026.
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

We are contingently liable for $14,697 related to standby letters of credit issued by banks to third parties on our behalf at June 27, 2026.
Note 21 - Subsequent Events
On July 30, 2026, we declared a $0.30 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on August 25, 2026, to shareholders of record at the close of business on August 14, 2026.

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

Under ASC 606, 64% of revenue was recognized over time for the three months ended June 27, 2026, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the three months ended June 27, 2026, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

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

We aim to improve shareholder value through strategic revenue growth, both organic and acquired, manufacturing and operating efficiencies and utilizing low-cost manufacturing facilities without compromising quality. Historically and over the long-term, our capital deployment strategy has balanced strategic acquisitions, share buybacks and dividend payments to maximize shareholder returns. In the near term, our capital deployment prioritizes investing in our organic growth while opportunistically pursuing acquisitions that complement our business.
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
U.S. GOVERNMENT TARIFFS AND IEEPA TARIFF REFUND CLAIMS
On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. Following the ruling and related proceedings before the U.S. Court of International Trade (“CIT”), U.S. Customs and Border Protection (“CBP”) established a process to request refunds of certain tariffs previously paid under IEEPA.

We have paid IEEPA tariffs to the U.S. government and subsequently submitted refund requests to recover those amounts. Based on the following: the U.S. Supreme Court’s ruling, related CIT proceedings, CBP’s refund process, our receipt of $10 million of cash refunds under the initial phase of the refund process, our submission of refund requests for the remaining amounts and our assessment of the recoverability of amounts paid, we have concluded that recovery of previously incurred IEEPA tariffs is probable under a loss recovery accounting model.

During the three and nine months ended June 27, 2026, we recognized $30 million for the recovery of previously incurred IEEPA tariffs. This amount included $10 million of cash refunds received and $20 million recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 27, 2026. The recovery was recorded as a reduction of cost of sales in the Consolidated Statements of Earnings for the three and nine months ended June 27, 2026.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(In millions, except per share data)	June 27, 2026	June 28, 2025	$ Variance	% Variance	June 27, 2026	June 28, 2025	$ Variance	% Variance
Net sales	$1,117	$970	$147	15%	$3,269	$2,811	$457	16%
Gross margin	31.1%	27.5%			28.4%	27.3%
Research and development expenses	33	22	11	51%	84	70	14	20%
Selling, general and administrative expenses as a percentage of sales	13.5%	14.4%			13.3%	14.3%
Interest expense	16	18	(2)	(11%)	49	54	(5)	(9%)
Asset impairment and fair value adjustment	7	3	4		7	3	4
Restructuring expense	2	3	(1)		5	9	(4)
Other	1	5	(4)		1	8	(8)
Effective tax rate	(10.6)%	23.4%			10.0%	23.4%
Net earnings	$152	$58	$94	160%	$313	$171	$142	83%
Diluted earnings per share	$4.74	$1.83	$2.91	159%	$9.76	$5.32	$4.44	83%
Twelve-month backlog					$3,250	$2,650	$600	23%
Net sales increased across all our segments in the third quarter and in the first three quarters of 2026 compared to the third quarter and the first three quarters of 2025.

Gross margin increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, driven by IEEPA tariff refund claims across all our segments, as well as by business performance.

Research and development expenses increased in the third quarter and first three quarters of 2026 compared to the prior year periods, driven by activities supporting our current and future growth programs in Space and Defense.

Selling, general and administrative expenses as a percentage of sales decreased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, reflecting the incremental benefit from higher sales volume.

Interest expense decreased in the third quarter of 2026 compared to the third quarter of 2025, driven by lower outstanding debt balances. Interest expense decreased in the first three quarters of 2026 compared to the first three quarters of 2025, driven by lower outstanding debt balances and lower interest rates.

In the third quarter and first three quarters of 2026 and in the third quarter and first three quarters of 2025, we incurred restructuring charges for various simplification activities, primarily within Industrial and Space and Defense.

The effective tax rate was lower in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, driven by our re-evaluation and adjustment of our domestic research and development tax credits. For further information, refer to Note 14 - Income Taxes.

The twelve-month backlog as of June 27, 2026 increased as compared with the twelve-month backlog as of June 28, 2025. Within Commercial Aircraft, we had higher orders for narrowbody and widebody OEM programs. Military Aircraft's twelve-month backlog increased due to higher orders for new and current aircraft. Within Space and Defense, we had higher orders across the entire portfolio of the business, reflecting strong business capture and broad-based growth in both defense and space markets. Industrial's twelve-month backlog increased primarily due to higher demand for data center cooling pumps.

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
Space and Defense

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Variance	% Variance	June 27, 2026	June 28, 2025	$ Variance	% Variance
Net sales	$336	$288	$48	17%	$974	$806	$168	21%
Operating profit	$53	$38	$14	37%	$139	$100	$39	39%
Operating margin	15.7%	13.3%			14.2%	12.4%
Space and Defense net sales increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, reflecting broad-based defense demand. Demand was particularly strong for space vehicles and missile controls.

Operating margin increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, driven by business performance and IEEPA tariff refund claims. These increases were partially offset by increased costs for product development, business capture and operational readiness.

Military Aircraft

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Variance	% Variance	June 27, 2026	June 28, 2025	$ Variance	% Variance
Net sales	$245	$225	$21	9%	$728	$652	$76	12%
Operating profit	$36	$18	$18	96%	$96	$66	$31	47%
Operating margin	14.7%	8.2%			13.2%	10.1%
Military Aircraft net sales increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025.

In the third quarter of 2026 compared to the third quarter of 2025, military aftermarket sales increased $16 million, driven by higher repair activity and new contract awards. Military OEM sales increased $5 million, driven by higher activity on the MV-75 program.

In the first three quarters of 2026 compared to the first three quarters of 2025, military aftermarket sales increased $42 million, driven by a significant V-22 spares order in the first quarter of 2026 and higher repair activity and new contract awards. Military OEM sales increased $34 million, driven by higher activity on the MV-75 program.

Operating margin increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, driven by the absence of the prior year’s $8 million charge associated with the termination of a product development effort and business performance. In addition, we benefitted from the IEEPA tariff refund claims.

Commercial Aircraft

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Variance	% Variance	June 27, 2026	June 28, 2025	$ Variance	% Variance
Net sales	$254	$218	$36	17%	$768	$652	$117	18%
Operating profit	$38	$32	$6	20%	$96	$83	$13	16%
Operating margin	15.2%	14.7%			12.5%	12.8%
Commercial Aircraft net sales increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025.

In the third quarter of 2026 compared to the third quarter of 2025, commercial OEM sales increased $25 million, driven by increased volume and pricing on certain production programs. Commercial aftermarket sales increased $11 million, driven by higher repair activity.

In the first three quarters of 2026 compared to the first three quarters of 2025, commercial OEM sales increased $82 million, driven by increased volume and pricing on certain production programs. Commercial aftermarket sales increased $34 million, driven by higher repair activity.

Operating margin increased in the third quarter of 2026 compared to the third quarter of 2025, driven by IEEPA tariff refund claims, partially offset by the benefit of the sale of a non-core product line that occurred in the third quarter of 2025 and an unfavorable sales mix.

Operating margin decreased in the first three quarters of 2026 compared to the first three quarters of 2025, driven by the benefit of the sale of a non-core product line that occurred in the third quarter of 2025 and an unfavorable sales mix. These were partially offset by IEEPA tariff refund claims.

Industrial

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Variance	% Variance	June 27, 2026	June 28, 2025	$ Variance	% Variance
Net sales	$282	$240	$42	18%	$798	$702	$96	14%
Operating profit	$49	$23	$26	112%	$118	$76	$42	56%
Operating margin	17.4%	9.7%			14.8%	10.8%
Industrial net sales increased in the third quarter and first three quarters of 2026 compared to the third quarter and first three quarters of 2025, driven by strong demand for data center cooling pumps and higher demand for our medical device products and our energy products, as well as a favorable impact of foreign currency translation.

Operating margin increased in the third quarter of 2026 compared to the third quarter of 2025, driven by IEEPA tariff refund claims, an asset impairment recorded in the third quarter of 2025 and the growing data center cooling pump business.

Operating margin increased in the first three quarters of 2026 compared to the first three quarters of 2025, driven by IEEPA tariff refund claims, lower charges related to simplification initiatives, an asset impairment recorded in the third quarter of 2025 and the growing data center cooling pump business.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statements of Cash Flows

	Nine Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Variance
Net cash provided (used) by:
Operating activities	$245	$32	$213
Investing activities	(92)	(92)	1
Financing activities	(148)	55	(203)
Operating activities
Net cash provided by operating activities was $245 million and $32 million in the first three quarters of 2026 and 2025, respectively. The year-over-year improvement was primarily driven by higher net earnings and increased customer advances on multiple Commercial Aircraft, Space and Defense and Military Aircraft programs. Also, lower cash outflow for inventory drove the year-over-year improvement. The Commercial Aircraft inventory balance decreased, primarily due to delayed material receipts during the first three quarters of 2026. These were partially offset by accounts receivable, unbilled receivables and other assets and liabilities. Accounts receivable used more cash, driven by the timing of collections. Unbilled receivables also used more cash, driven by timing. Other assets and liabilities reflect the tariff refund receivables.

Investing activities
Net cash used by investing activities in the first three quarters of 2026 included capital expenditures of $94 million.

Net cash used by investing activities in the first three quarters of 2025 included $103 million of capital expenditures and $13 million of proceeds from the sales of businesses.

Financing activities
Net cash used by financing activities in the first three quarters of 2026 included $27 million of net payments on our revolving credit facilities. In March 2026, we issued $500 million of 5.50% senior notes due 2034 and used the net proceeds of $491 million, together with cash on hand, to redeem all $500 million of our 4.25% senior notes due 2027 in April 2026. We also amended and restated our Credit Facility, extending the maturities of the $1.1 billion revolving loan and the $250 million term loan to February 2031. In addition, we made dividend payments of $28 million.

Net cash provided by financing activities in the first three quarters of 2025 included $44 million of net payments on our revolving credit facilities. In addition, on May 30, 2025, we amended and restated our loan agreement to include a $250 million term loan, with a maturity date of October 2027. Financing activities also included $100 million for shares under the authorized repurchase program and $27 million of cash dividends.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At June 27, 2026, our cash balances were $68 million, the majority of which is held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

On February 26, 2026, we entered into the Eighth Amended and Restated Loan Agreement (the "Credit Facility"), which amended and restated our prior credit agreement and, among other things, extended the maturity date of our revolving loan from October 27, 2027 to February 26, 2031. The revolving loan has aggregate commitments of $1.1 billion. The agreement also permits us to request incremental revolving commitments and/or one or more incremental term loan facilities in an aggregate amount of up to $400 million, upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding revolving loan borrowings was 4.88% and is based on SOFR plus the applicable margin, which was 1.25% at June 27, 2026. The agreement also includes a $250 million term loan maturing on February 26, 2031. The term loan amortizes in quarterly installments of $5 million in 2027, $6 million in 2028, $11 million in 2029, $9 million in 2030, $6 million in 2031 and the remaining balance on the maturity date of February 26, 2031. The interest rate on the term loan borrowings was 4.93% and is based on SOFR plus the applicable margin, which was 1.25% at June 27, 2026. As of June 27, 2026, we were in compliance with all covenants.

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

The SECT has a revolving loan with a borrowing capacity of $25 million, maturing on April 24, 2028. Interest was 5.76% as of June 27, 2026 and is based on SOFR plus a margin of 2.13%.

On March 24, 2026, we completed the sale of $500 million aggregate principal amount of 5.50% senior notes due October 15, 2034. Interest on the senior notes is payable semiannually on April 15 and October 15 of each year, beginning on October 15, 2026. The senior notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by certain subsidiaries that are guarantors under the indenture. The indenture governing the senior notes contains certain restrictive covenants that, subject to important exceptions and limitations, limit our ability and the ability of certain of our subsidiaries to incur certain liens, enter into certain sale and leaseback transactions and consolidate, merge or sell substantially all of our assets. As of June 27, 2026, we were in compliance with all covenants under the indenture.

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

At June 27, 2026, we had $952 million of unused capacity, including $932 million from the revolving loan after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on February 20, 2028, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 4.64% as of June 27, 2026.

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

Our aerospace and defense businesses currently represent 76% of our 2026 sales. Our defense market, which currently represents 52% of our 2026 sales, is directly affected by defense funding levels and product demand, which have recently increased. Our commercial aircraft market, which currently represents 24% of our 2026 sales, aligns with our customers' plans. Within our various industrial and medical markets, which collectively represented 24% of our 2026 sales, our customers are affected by a broad range of factors.

Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.

The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future, including the Textron Bell MV-75 Cheyenne II. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense vehicle controls markets are dependent on many of the same market conditions as military aircraft, including missile stockpile levels, overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. and international defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to governmental approvals.

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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar. About one-sixth of our 2025 sales were denominated in foreign currencies. During the first nine months of 2026, average foreign currency rates generally strengthened against the U.S. dollar to the comparable 2025 period. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $28 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. The Company’s management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, due to the material weakness described below, the Company’s disclosure controls and procedures are not effective as of June 27, 2026 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As reported in Part II, Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, the Company previously identified a material weakness in the design and operation of its controls over distinct long-term aftermarket service revenue contracts in the Company’s Commercial Aircraft segment. Specifically, management did not have adequate controls to address the completeness and accuracy of key inputs utilized in recognizing revenue and contract reserves for these contracts. This material weakness continues to exist as of June 27, 2026.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended June 27, 2026.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share (4)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
March 29, 2026 - April 30, 2026	10,757	$318.99	—	1,660,107
May 1, 2026 - May 31, 2026	11,432	337.93	—	1,660,107
June 1, 2026 - June 27, 2026	54,329	401.20	—	1,660,107
Total	76,518	$380.19	—	1,660,107
(1)Reflects purchases by the SECT of shares of Class B common stock from the RSP and from equity-based compensation award recipients and ESPP participants under right of first refusal terms at average prices as follows: 10,757 shares at $318.99 in April, 5,288 shares at $328.43 in May and 29,269 shares at $399.10 in June.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In May, we accepted delivery of 6,144 Class B shares at $346.10. In June, we accepted delivery of 10,129 Class B shares at $398.15. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 14,931 Class B shares at $407.37 in June.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. No shares were purchased under the program for the quarter ended June 27, 2026.

(4)Excludes 1% excise tax accrued pursuant to the Inflation Reduction Act of 2022.

Item 5. Other Information.
During the quarter ended June 27, 2026, one of the Company's directors adopted a "Rule 10b5-1 trading arrangement," as that term is defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The following table provides the required details regarding this arrangement:

Name	Title	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
John Scannell	Director	May 12, 2026	Beginning on August 11, 2026 and continuing until the earlier of July 30, 2027 or such earlier date if all transactions under the trading arrangement are completed.	Up to an aggregate of 12,000 shares of Class A Common Stock
Other than as disclosed above, during the quarter ended June 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits
	4.1	Supplemental indenture between Moog Inc., Moog European Holdings LLC and Truist Bank as trustee, dated May 20, 2026.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Data files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	July 31, 2026	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2026	By	/s/ Jennifer Walter
Jennifer Walter
Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2026	By	/s/ Nicholas Hart
Nicholas Hart
Controller (Principal Accounting Officer)